Form 10-K
period 2023-12-31
UNITIL CORP
filed 2024-02-13
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Based on the closing price of the registrant’s common stock on June 30, 2023, the aggregate market value of common stock held by non-affiliates of the registrant was $802,806,380.

The number of shares of the registrant’s common stock outstanding was 16,163,365 as of February 9, 2024.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 2024 are incorporated by reference into Part III of this Report.

UNITIL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2023

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
•
Employee workforce factors, including the ability to attract and retain key personnel
•
the Company’s ability to retain its existing customers and attract new customers;
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

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 196,900 customers throughout its service territories in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities: i) Unitil Energy, which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the capital city of Concord, ii) Fitchburg, which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts, and iii) Northern Utilities, which provides natural gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland, which is the largest city in northern New England. In addition, Unitil is the parent company of Granite State, an interstate natural gas transmission pipeline company that provides interstate natural gas pipeline access and transportation services to Northern Utilities in its New Hampshire and Maine service territory. Together, Unitil’s three distribution utilities serve approximately 108,500 electric customers and 88,400 natural gas customers.

	Customers Served as of December 31, 2023
	Residential	Commercial & Industrial (C&I)	Total
Electric:
Unitil Energy	66,762	11,352	78,114
Fitchburg	26,211	4,129	30,340
Total Electric	92,973	15,481	108,454
Natural Gas:
Northern Utilities	55,040	17,011	72,051
Fitchburg	14,612	1,734	16,346
Total Natural Gas	69,652	18,745	88,397
Total Customers Served	162,625	34,226	196,851

Unitil had an investment in Net Utility Plant of $1,420.9 million at December 31, 2023. The Company’s total operating revenue was $557.1 million in 2023. Unitil’s operating revenue is substantially derived from regulated electric and natural gas distribution utility operations. A fifth utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy, but ceased being the wholesale supplier of Unitil Energy with the implementation of industry restructuring and divested its long-term power supply contracts.

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

OPERATIONS

Electric Distribution Utility Operations

Unitil’s electric distribution operations are conducted through two of the Company’s utilities, Unitil Energy and Fitchburg. Revenue from Unitil’s electric utility operations was $306.5 million in 2023, which represents about 55% of Unitil’s total operating revenue. The Company’s GAAP Electric Gross Margin was $78.1 million in 2023. The Company’s Electric Adjusted Gross Margin (a non-GAAP financial measure) was $104.1 million in 2023, or 40% of Unitil’s total Adjusted Gross Margin. See “Results of Operations” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a discussion of the non-GAAP financial measures presented in this Annual Report on Form 10-K, including a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented.

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

Unitil Energy distributes electricity to approximately 78,100 customers in New Hampshire in the capital city of Concord as well as parts of 12 surrounding towns, and all or part of 18 towns in the southeastern and seacoast regions of New Hampshire, including the towns of Hampton, Exeter, Atkinson and Plaistow. Unitil Energy’s service territory consists of approximately 408 square miles. Unitil Energy’s service territory encompasses retail and recreation centers for the central and southeastern parts of the state and includes the Hampton Beach recreational area. These areas serve diversified commercial and industrial businesses, including manufacturing firms engaged in the production of electronic components, wire and plastics, as well as firms engaged in the aviation, defense, healthcare and education sectors. Unitil Energy’s 2023 electric operating revenue was $222.6 million, of which approximately 62% was derived from residential sales and 38% from commercial and industrial (C&I) sales.

Fitchburg is engaged in the distribution of both electricity and natural gas in the greater Fitchburg area of north central Massachusetts. Fitchburg’s service territory encompasses approximately 170 square miles. Electricity is distributed by Fitchburg to approximately 30,300 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, precision machining and molding, non-lethal ballistics manufacturing, specialty chemicals compounding, cannabis growing and processing facilities, printing, and educational institutions. Fitchburg’s 2023 electric operating revenue was $83.9 million, of which approximately 57% was derived from residential sales and 43% from C&I sales.

Natural Gas Operations

Unitil’s natural gas operations include gas distribution utility operations and interstate gas transmission pipeline operations. Revenue from Unitil’s gas operations was $250.6 million in 2023, which represents about 45% of Unitil’s total operating revenue. The Company’s GAAP Gas Gross Margin was $114.1 million in 2023. The Company’s Gas Adjusted Gross Margin (a non-GAAP financial measure) was $154.5 million in 2023, or 60% of Unitil’s total Adjusted Gross Margin. See “Results of Operations” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a discussion of the non-GAAP financial measures presented in this Annual Report on Form 10-K, including a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented.

Natural Gas Distribution Utility Operations

Unitil’s natural gas distribution operations are conducted through two of the Company’s operating utilities, Northern Utilities and Fitchburg. The primary business of Unitil’s natural gas utility operations is the local distribution of natural gas to customers in its service territories in New Hampshire, Massachusetts and Maine. Northern Utilities’ C&I customers and Fitchburg’s residential and C&I customers are entitled to purchase their natural gas supply from third-party competitive suppliers, while Northern Utilities or Fitchburg remains their gas distribution company. Both Northern Utilities and Fitchburg supply gas to those customers who do not obtain their supply from third-party competitive suppliers, with the approved costs associated with this gas supply recovered on a pass-through basis under regulated reconciling rate mechanisms that are periodically adjusted.

Northern Utilities distributes natural gas to approximately 72,100 customers in 47 New Hampshire and southern Maine communities, from Plaistow, New Hampshire in the south to the city of Portland, Maine and then extending to Lewiston-Auburn, Maine to the north. Northern Utilities has a diversified customer base both in Maine and New Hampshire. Commercial businesses include healthcare, education, government and retail. Northern Utilities’ industrial base includes manufacturers in the auto, housing, paper, printing, textile, pharmaceutical, electronics, wire and food production industries as well as a military installation. Northern Utilities’ 2023 gas operating revenue was $195.5 million, of which approximately 37% was derived from residential firm sales and 63% from C&I firm sales.

Fitchburg distributes natural gas to approximately 16,300 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, cannabis growing and processing facilities, printing, educational institutions. Fitchburg’s 2023 gas operating revenue was $46.4 million, of which approximately 59% was derived from residential firm sales and 41% from C&I firm sales.

Gas Transmission Pipeline Operations

Granite State is an interstate natural gas transmission pipeline company, operating 85 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State had operating revenue of $8.7 million in 2023. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and to third-party suppliers under FERC-approved rates.

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

Revenue Decoupling

Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the Massachusetts Department of Public Utilities (MDPU) and New Hampshire Public Utilities Commission (NHPUC). Fitchburg has been subject to revenue decoupling since 2011. Unitil Energy has been subject to revenue decoupling since June 1, 2022. As a result of Unitil Energy now being subject to revenue decoupling, as of June 1, 2022, revenue decoupling now applies to substantially all of Unitil’s total annual electric sales volumes. Substantially all of Northern Utilities’ gas sales volumes in New Hampshire have been subject to decoupling since August 1, 2022. The Company's electric and gas sales in New Hampshire and Massachusetts are now largely decoupled.

The following table shows the estimated percentages, as of December 31, 2023, of electric and gas sales that are subject to revenue decoupling for the periods presented.

Revenue Decoupling

Estimated Percentage of Decoupled Sales

For Periods Presented

Electric
Before June 1, 2022	27%
After June 1, 2022	Substantially All
Gas
Before August 1, 2022	11%
After August 1, 2022	42%

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

EMPLOYEES

As of December 31, 2023, the Company and its subsidiaries had 531 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

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

As of December 31, 2023, a total of 182 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of December 31, 2023:

	Employees Covered	CBA Expiration
Fitchburg	47	5/31/2027
Northern Utilities NH Division	37	06/07/2025
Northern Utilities ME Division	39	03/31/2026
Granite State	5	03/31/2026
Unitil Energy	43	5/31/2028
Unitil Service - Gas Control	6	3/31/2024
Unitil Service	5	5/31/2028

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

INVESTOR INFORMATION

Annual Meeting

The Company’s annual meeting of shareholders is scheduled to be held at the offices of the Company, 6 Liberty Lane West, Hampton, New Hampshire, on Wednesday, May 1, 2024, at 11:30 a.m.

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

The Company may be adversely affected by work stoppages, labor disputes, and/or pandemic illness to which it may not be able to promptly respond.

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

Regulatory authorities also have authority with respect to the Company’s ability to recover its electricity and natural gas supply costs, as incurred by Unitil Energy, Fitchburg, Unitil Power, and Northern Utilities. If the Company is unable to recover a significant amount of these costs, or if the Company’s recovery of these costs is significantly delayed, the Company’s financial condition, results of operations, or cash flows could be adversely affected.

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

The Company’s short-term debt revolving credit facility typically has variable interest rates. Therefore, an increase or decrease in interest rates will increase or decrease the Company’s interest expense associated with its revolving credit facility. An increase in the Company’s interest expense could adversely affect the Company’s financial condition and results of operations. As of December 31, 2023, the Company had approximately $162.0 million in short-term debt outstanding under its revolving credit facility. If the lending counterparties under the Company’s current credit facility are unwilling or unable to meet their funding obligations, the Company may be unable to, or limited in its ability, to borrow under its credit facility. This situation could hinder or prevent the Company from meeting its current and future capital needs, which could correspondingly adversely affect the Company’s financial condition, results or operations, and cash flows.

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

As of February 13, 2024, the Company’s current effective annualized dividend is $1.70 per share of common stock, payable quarterly. The Company’s Board of Directors reviews Unitil’s dividend policy periodically in light of a number of business and financial factors, including those referred to in this report, and the Company cannot assure the amount of dividends, if any, that may be paid in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

For purposes of the following disclosure, the terms “cybersecurity incident” and “cybersecurity threat” have the meanings given to such terms in Item 106 of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Risk management and strategy

The Company has a Cybersecurity Plan for assessing, identifying, and managing material risks from cybersecurity threats. The intent of the Cybersecurity Plan is to provide a proactive and systemic approach to meet the evolving requirements for cybersecurity and related compliance in the utility industry. The Cybersecurity Plan’s objectives include:

•adopting and using established cybersecurity standards and industry best practices;

•protecting personally identifiable information;

•protecting infrastructure operations, including Supervisory Control and Data Acquisition (SCADA) systems at electric substations and natural gas plants;

•securing customers’, employees’, and the Company’s data;

•complying with North American Reliability Corporation Critical Infrastructure Protection Reliability Standards and standards for the protection of Bulk Electric System Cyber Systems; and

•continually assessing and, as necessary, enhancing the Company’s cybersecurity through a managed process integrated with the Company’s risk management principles.

The Cybersecurity Plan includes annual assessments using (i) the Department of Energy’s Cybersecurity Capability Maturity Model, (ii) the National Institute of Standards and Technology Cybersecurity Framework, and (iii) the Center for Internet Security Controls. The Company uses the results of these assessments to benchmark the Company’s cybersecurity posture, to identify risks from cybersecurity threats, to prioritize any such risks that may have potential material effects on the Company, and to establish effective controls to manage, mitigate and remediate such risks.

The Cybersecurity Plan is part of the Company’s corporate Enterprise Risk Management (ERM) program. The Company’s ERM program includes an annual review of new or emerging risks (including risks from cybersecurity threats), the assessment of such risks and their potential effects on the Company, the velocity of potential cybersecurity incidents resulting from such risks, and risk mitigation strategies.

The Company maintains a Cybersecurity Employee Awareness Program, which provides targeted education and mandatory quarterly training to employees. The Cybersecurity Employee Awareness Program also conducts monthly phishing test exercises with employees, which includes an escalation procedure for repeated failures. Additionally, the Company performs an annual cyber knowledge assessment of all employees to address any identified knowledge gaps.

The Company engages or otherwise collaborates with cybersecurity consultants, cybersecurity experts, energy sector leaders, and other third parties in connection with the Cybersecurity Plan. Unitil Corporation also is a member of the cyber committees of both the American Gas Association and the Edison Electric Institute.

Third party entities that provide hardware, software or related support services to the Company or hold the Company’s customer data represent material cybersecurity risks to the Company. To help mitigate those risks, the Company has robust procurement processes and requirements for such third-parties (which include a formal assessment of the third-party’s cyber posture, cyber liability insurance, and breach reporting protocols) that help the Company to oversee and identify cybersecurity risks associated with its use of such third party entities.

During the fiscal year ended, and as of, December 31, 2023, there were no risks from cybersecurity threats (including as a result of previous cybersecurity incidents) that have materially affected or are reasonably likely to materially affect the Company (including its business strategy, results of operations, or financial condition).

Governance

Unitil Corporation’s Board of Directors (the “Board”) is responsible for oversight of the Company’s ERM program, including risks from cybersecurity threats. The Board has not assigned that responsibility to any committee or subcommittee of the Board. The Company’s management generally provides the Board with updates on and assessments of ongoing and emerging risks from cybersecurity threats at regularly scheduled Board meetings.

The Company’s cybersecurity management team is responsible for assessing and managing the Company’s material risks from cybersecurity threats, including implementing the Cybersecurity Plan. The team includes the Company’s Chief Technology Officer and Vice President of Information Technology (the “CTO”), the Director of Information Security, and two Cybersecurity Analysts, all of whom have an educational background relevant to, professional experience in, or other expertise in cybersecurity. This team is supported by the Company’s Information Technology department. The CTO holds a Master of Business Administration and a Bachelor of Science in Electrical Engineering with over 30 years of professional experience in the utility industry with extensive management experience in engineering, operations and information technology. The CTO also assumes responsibilities as the Company’s Chief Information Security Officer and its Chief Cyber Security Officer. The CTO has overall management responsibility for the Company’s cybersecurity. The CTO reports to the Company’s Chief Executive Officer. The Director of Information Security holds a Bachelor of Science in Computer Science and a Masters Certificate in Cyber Security with a concentration in Power Systems and has over 30 years of experience in the information technology field. The Director of Information Security has primary responsibility for the cyber security program including threat and vulnerability management, vendor security posture assessment, Industrial Control System (ICS) and SCADA infrastructure protection at electric substations and natural gas plants, as well as leading the Cyber Incident Response Team. One of the Cybersecurity Analysts has a Bachelor of Science in Information Technology and the other has a Bachelor of Science in Criminal Justice / Computer Crime and Digital Forensics, and the Cybersecurity Analysts have a combined 25 years of experience in various information technology and cyber roles.

The Company’s cybersecurity management team assesses and manages the Company’s material risks from cybersecurity threats through or by:

•active monitoring of cyber threat alerts, warnings, advisories, notices, vulnerability assessments, incident bulletins, security briefings, reports and white papers from industry and national organizations, including: downstream

Natural Gas Information Sharing and Analysis Center; Electricity Information Sharing and Analysis Center; Cybersecurity and Infrastructure Security Agency; and Federal Bureau of Investigation;

•threat and vulnerability management;

•vendor security posture assessment;

•Industrial Control System and Supervisory Control and Data Acquisition infrastructure protection at electric substations and natural gas plants; and

•leading the Company’s Cyber Incident Response Team.

In addition, the Company uses (i) a Security Operations Center vendor with 24x7 monitoring and response capabilities to identify any suspicious activity on the Company’s networks and (ii) a security consulting firm for assessments, penetration testing and incident response. In the event of a cybersecurity threat, the CTO and these parties would collaborate to assess and manage the risk with ultimate responsibility residing with the Board.

Also, in the event of a cybersecurity threat or cybersecurity incident, the Company’s cybersecurity management team will conduct an investigation and impact analysis and, as necessary, the CTO will activate the Company’s Cyber Incident Response Team. The Cyber Incident Response Team is a subset of the Company’s Crisis Response Team, which has responsibility for operational and business resilience, as well as tactical and strategic response. A foundational aspect of the Crisis Response Team is prompt and comprehensive communications to all concerned parties, both internal and external, including direction for management to inform the Board about risks from cybersecurity threats.

In the event that a cybersecurity incident occurs which results in damage to the Company’s data or infrastructure, the Cyber Incident Response Team would follow the Company’s Cyber Incident Response Plan. The Cyber Incident Response Plan was developed using the guidelines described in the National Institute of Standards and Technology Special Publication 800-61 Revision 2 Computer Security Incident Handling Guide, has been reviewed and assessed by outside experts, is updated annually, and is used to train for cybersecurity incidents. The Cyber Incident Response Plan details the identification, containment, eradication and recovery processes specific to the Company’s environment with prioritization of critical assets. The Cyber Incident Response Plan also details emergency actions required to isolate and protect industrial control system environments, should the incident pose a risk to electric or gas operations. The Company participates in annual industry drill exercises to test the Cyber Incident Response Plan.

The Company’s determination of the materiality of a cybersecurity incident would generally include an evaluation of the incident’s effect on the Company (including (i) its business strategy, results of operations, or financial condition, (ii) the integrity, confidentiality, resiliency, and security of the Company’s networks and systems, and (iii) the Company’s operations).

Item 2. Properties

As of December 31, 2023, Unitil owned through its natural gas and electric distribution utilities, five utility operating centers located in New Hampshire, Maine and Massachusetts. The Company’s real estate subsidiary, Unitil Realty, owns the Company’s corporate headquarters building and the land on which it is located in Hampton, New Hampshire. Unitil Realty also owns land for future use in Kingston, New Hampshire.

The following tables detail certain of the Company’s electric and natural gas operations properties.

Electric Operations

Description	Unitil Energy	Fitchburg	Total
Primary Transmission and Distribution Pole Miles—Overhead	1,288	452	1,740
Conduit Distribution Bank Miles—Underground	242	69	311
Transmission and Distribution Substations*	26	11	37
Transformer Capacity of Transmission and Distribution Substations** (MVA)	454.6	414.4	869.0

* Includes locations that are normally in-service sources of distribution circuits through the use of transformer(s).

** Does not include load served directly from sub-transmission.

Natural Gas Operations

	Northern Utilities
Description	NH	ME	Fitchburg	Granite State	Total
Underground Natural Gas Mains—Miles	582	617	271	—	1,470
Natural Gas Transmission Pipeline—Miles	—	—	—	85	85
Service Pipes	24,855	24,156	11,255	—	60,266

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

Northern Utilities’ gas mains are primarily made up of polyethylene plastic (83.8%), coated and wrapped cathodically protected steel (15.2%), cast/wrought iron (0.9%), and unprotected bare and coated steel (0.1%). FG&E’s gas mains are primarily made up of polyethylene plastic (45.0%), coated steel (43.3%), cast iron (10.4%), bare steel (1.1%), and wrought and ductile iron (0.2%).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “UTL.” As of December 31, 2023, there were 1,143 shareholders of record of our common stock.

Common Stock Data

Dividends per Common Share	2023	2022
1st Quarter	$0.405	$0.39
2nd Quarter	0.405	0.39
3rd Quarter	0.405	0.39
4th Quarter	0.405	0.39
Total for Year	$1.62	$1.56

See “Dividends” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2023, is set forth in the following table.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	91,893
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	91,893

NOTES: (also see Note 5 (Equity) to the accompanying Consolidated Financial Statements)

(1)
Consists of the Second Amended and Restated 2003 Stock Plan (the Plan). On April 19, 2012, shareholders approved the Plan, and a total of 677,500 shares of our common stock were reserved for issuance pursuant to awards of restricted stock, restricted stock units and common stock under the Plan. A total of 541,285 shares of restricted stock have been awarded and 58,272 restricted stock units have been settled and issued as shares of common stock by Plan participants through December 31, 2023. As of December 31, 2023, a total of 13,950 shares of restricted stock were forfeited and once again became available for issuance under the Plan.

Stock Performance Graph

The following graph compares Unitil Corporation’s cumulative stockholder return since December 31, 2018 with the Peer Group index, comprised of the S&P 500 Utilities Index, and the S&P 500 index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2018.

Comparative Five-Year Cumulative Total Returns

$240
$220
$200
$180
$160
$140
$120
$100
$80
2018
2019
2020
2021
2022
2023
Unitil $121
Peer Group $141
S&P 500 $207

NOTE:

(1)
The graph above assumes $100 invested on December 31, 2018, in each category and the reinvestment of all dividends during the five-year period. The Peer Group is comprised of the S&P 500 Utilities Index.

Unregistered Sales of Equity Securities and Uses of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended December 31, 2023.

Issuer Purchases of Equity Securities

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted and announced by the Company on June 1, 2023, the Company will periodically repurchase shares of its Common Stock on the open market related to the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $614,000 in value of shares have been purchased or, if sooner, on May 31, 2024.

The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws.

The following table provides information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/23 – 10/31/23	14,680	$41.788	14,680	$547
11/1/23 – 11/30/23	—	—	—	$547
12/1/23 – 12/31/23	—	—	—	$547
Total	14,680	$41.788	14,680

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

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 196,900 customers throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities:

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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 108,500 electric customers and 88,400 natural gas customers in their service territories. The distribution utilities are local “wires and pipes” operating companies.

In addition, Unitil is the parent company of Granite State, a natural gas transmission pipeline, regulated by the FERC, operating 85 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to North American pipeline supplies.

Unitil had an investment in Net Utility Plant of $1,420.9 million at December 31, 2023. Unitil’s total revenue was $557.1 million in 2023, which includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the three distribution utilities and Granite State.

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

Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU and NHPUC. Fitchburg has been subject to revenue decoupling since 2011. Unitil Energy has been subject to revenue decoupling since June 1, 2022. As a result of Unitil Energy now being subject to revenue decoupling, as of June 1, 2022, revenue decoupling now applies to substantially all of Unitil’s total annual electric sales volumes. Substantially all of Northern Utilities’ gas sales volumes in New Hampshire have been subject to decoupling since August 1, 2022. The Company's electric and gas sales in New Hampshire and Massachusetts are now largely decoupled. The following table shows the estimated percentages of electric and gas sales, as of December 31, 2023, that are subject to revenue decoupling for the periods presented.

Revenue Decoupling

Estimated Percentage of Decoupled Sales

For Periods Presented

Electric
Before June 1, 2022	27%
After June 1, 2022	Substantially All
Gas
Before August 1, 2022	11%
After August 1, 2022	42%

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

As part of the Offering, the Company granted the underwriters a 30-day option to purchase additional shares. The underwriters exercised the option and purchased an additional 120,000 shares of the Company’s common stock on September 8, 2021. The Company’s net increase to Common Equity and Cash proceeds from the exercise of the option was approximately

$5.9 million. The proceeds were used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes. Overall, the results of operations and earnings for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 reflect the higher number of average shares outstanding.

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

Twelve Months Ended December 31, 2023 ($ millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$306.5	$250.6	$—	$557.1
Less: Cost of Sales	(202.4)	(96.1)	—	(298.5)
Less: Depreciation and Amortization	(26.0)	(40.4)	(1.0)	(67.4)
GAAP Gross Margin	78.1	114.1	(1.0)	191.2
Depreciation and Amortization	26.0	40.4	1.0	67.4
Adjusted Gross Margin	$104.1	$154.5	$—	$258.6

Twelve Months Ended December 31, 2022 ($ millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$297.9	$265.3	$—	$563.2
Less: Cost of Sales	(199.1)	(121.4)	—	(320.5)
Less: Depreciation and Amortization	(25.4)	(36.3)	(0.9)	(62.6)
GAAP Gross Margin	73.4	107.6	(0.9)	180.1
Depreciation and Amortization	25.4	36.3	0.9	62.6
Adjusted Gross Margin	$98.8	$143.9	$—	$242.7

Twelve Months Ended December 31, 2021 ($ millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$248.5	$224.8	$—	$473.3
Less: Cost of Sales	(151.1)	(91.7)	—	(242.8)
Less: Depreciation and Amortization	(25.9)	(32.6)	(1.0)	(59.5)
GAAP Gross Margin	71.5	100.5	(1.0)	171.0
Depreciation and Amortization	25.9	32.6	1.0	59.5
Adjusted Gross Margin	$97.4	$133.1	$—	$230.5

Electric GAAP Gross Margin was $78.1 million in 2023, an increase of $4.7 million compared to 2022. The increase was driven by higher rates and customer growth of $5.3 million, partially offset by higher depreciation and amortization expense of $0.6 million.

Electric GAAP Gross Margin was $73.4 million in 2022, an increase of $1.9 million compared to 2021. The increase was driven by higher rates and customer growth of $1.7 million and lower depreciation and amortization expense of $0.5 million, partially offset by the unfavorable effect on sales from cooler spring weather of $0.3 million when rates were not yet decoupled.

Gas GAAP Gross Margin was $114.1 million in 2023, an increase of $6.5 million compared to 2022. The increase was driven by higher rates and customer growth of $14.1 million, partially offset by the unfavorable effects of warmer winter weather in 2023 of $1.1 million, higher depreciation and amortization of $4.1 million, and the recognition, in the second quarter of 2022, of $2.4 million in higher rates resulting from the Company’s base rate case in New Hampshire.

Gas GAAP Gross Margin was $107.6 million in 2022, an increase of $7.1 million compared to 2021. The increase was driven by higher rates of $9.0 million and $1.8 million from customer growth and the favorable effect of colder winter weather in 2022, partially offset by higher depreciation and amortization of $3.7 million.

Net Income and EPS Overview

2023 Compared to 2022—The Company’s Net Income was $45.2 million, or $2.82 in Earnings Per Share (EPS), for the year ended December 31, 2023, an increase of $3.8 million in Net Income, or $0.23 in EPS, compared to 2022. The Company’s earnings in 2023 reflect higher Electric and Gas Adjusted Gross Margins (a non-GAAP financial measure), partially offset by higher operating expenses.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $104.1 million in 2023, an increase of $5.3 million compared with 2022. The increase was driven by higher rates from base rate cases and capital tracker mechanisms.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $154.5 million in 2023, an increase of $10.6 million compared to 2022. The increase was driven by higher rates and customer growth of $14.1 million, partially offset by the unfavorable effects of warmer winter weather in 2023 of $1.1 million and the recognition, in the second quarter of 2022, of $2.4 million in higher rates resulting from the Company’s base rate case in New Hampshire.

Operation and Maintenance (O&M) expenses increased $1.9 million, or 2.6%, in 2023 compared to 2022, reflecting higher utility operating costs of $1.2 million, higher professional fees of $0.4 million and higher labor costs of $0.3 million.

Depreciation and Amortization expense increased $4.8 million in 2023 compared to 2022, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization of rate case and other deferred costs.

Taxes Other Than Income Taxes increased $2.6 million in 2023 compared to 2022, reflecting higher local property taxes on higher utility plant in service and higher payroll, excise and other taxes.

Interest Expense, Net increased $3.2 million in 2023 compared to 2022 primarily reflecting higher interest on short-term borrowings, partially offset by higher interest income on regulatory assets and other.

Other Expense (Income), Net decreased $2.4 million in 2023 compared to 2022, reflecting lower retirement benefit costs.

Federal and State Income Taxes increased $2.0 million in 2023 compared to 2022, reflecting higher pre-tax earnings in 2023 and higher flow back, in 2022, of excess Accumulated Deferred Income Taxes per regulatory orders in New Hampshire.

In 2023, Unitil’s annual common dividend was $1.62 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2024 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.425 per share, an increase of $0.02 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.70 per share from $1.62 per share.

2022 Compared to 2021—The Company’s Net Income was $41.4 million, or $2.59 in Earnings Per Share (EPS), for the year ended December 31, 2022, an increase of $5.3 million in Net Income, or $0.24 in EPS, compared to 2021. The Company’s earnings in 2022 reflect higher Electric and Gas Adjusted Gross Margins (a non-GAAP financial measure), partially offset by higher operating expenses.

Electric Revenues, Adjusted Gross Margin and Sales

Electric Operating Revenues and Electric Adjusted Gross Margin—The following table details Total Electric Operating Revenue and Electric Adjusted Gross Margin for the last three years by major customer class:

				Change
Electric Operating Revenues and Electric Adjusted Gross Margin				2023 vs. 2022		2022 vs. 2021
(millions)	2023	2022	2021	$	%	$	%
Electric Operating Revenue:
Residential	$184.5	$174.8	$140.8	$9.7	5.5%	$34.0	24.1%
Commercial & Industrial	122.0	123.1	107.7	(1.1)	(0.9)%	15.4	14.3%
Total Electric Operating Revenue	$306.5	$297.9	$248.5	$8.6	2.9%	$49.4	19.9%
Cost of Electric Sales	$202.4	$199.1	$151.1	$3.3	1.7%	$48.0	31.8%
Electric Adjusted Gross Margin	$104.1	$98.8	$97.4	$5.3	5.4%	$1.4	1.4%

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $104.1 million in 2023, an increase of $5.3 million compared with 2022. The increase was driven by higher rates and customer growth.

The increase in Total Electric Operating Revenue of $8.6 million, or 2.9%, in 2023 compared to 2022 reflects higher costs of electric sales, which are tracked and reconciled costs as a pass-through to customers, and higher electric distribution rates.

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

Kilowatt-hour Sales—Unitil’s total electric kWh sales decreased 3.2% in 2023 compared to 2022. Sales to Residential customers decreased 4.6% and sales to C&I customers decreased 2.1% in 2023 compared to 2022. The decreases in electric kWh sales reflect lower average usage, partially offset by customer growth. As of December 31, 2023, the number of electric customers served increased by approximately 350 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales, although those sales margins are sensitive to changes in the number of customers served. As of June 1, 2022, substantially all of the Company's electric kWh sales volumes are decoupled.

Unitil’s total electric kWh sales decreased 1.0% in 2022 compared to 2021. Sales to Residential customers decreased 2.0% and sales to C&I customers decreased 0.3% in 2022 compared to 2021. The decreases in electric kWh sales reflect lower average usage, partially offset by customer growth. As of December 31, 2022, the number of electric customers served increased by approximately 400 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales, although those sales margins are sensitive to changes in the number of customers served.

The following table details total kWh sales for the last three years by major customer class:

				Change
				2023 vs. 2022		2022 vs. 2021
kWh Sales (millions)	2023	2022	2021	kWh	%	kWh	%
Residential	649.3	680.5	694.2	(31.2)	(4.6)%	(13.7)	(2.0)%
Commercial & Industrial	914.2	933.9	936.8	(19.7)	(2.1)%	(2.9)	(0.3)%
Total kWh Sales	1,563.5	1,614.4	1,631.0	(50.9)	(3.2)%	(16.6)	(1.0)%

Gas Revenues, Adjusted Gross Margin and Sales

Gas Operating Revenues and Adjusted Gross Margin—The following table details total Gas Operating Revenue and Gas Adjusted Gross Margin for the last three years by major customer class:

				Change
Gas Operating Revenues and Gas Adjusted Gross Margin				2023 vs. 2022		2022 vs. 2021
(millions)	2023	2022	2021	$	%	$	%
Gas Operating Revenue:
Residential	$100.7	$103.4	$90.6	$(2.7)	(2.6)%	$12.8	14.1%
Commercial & Industrial	149.9	161.9	134.2	(12.0)	(7.4)%	27.7	20.6%
Total Gas Operating Revenue	$250.6	$265.3	$224.8	$(14.7)	(5.5)%	$40.5	18.0%
Cost of Gas Sales	$96.1	$121.4	$91.7	$(25.3)	(20.8)%	$29.7	32.4%
Gas Adjusted Gross Margin	$154.5	$143.9	$133.1	$10.6	7.4%	$10.8	8.1%

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $154.5 million in 2023, an increase of $10.6 million compared to 2022. The increase reflects higher rates and customer growth of $14.1 million, partially offset by the unfavorable effects of warmer winter weather in 2023 of $1.1 million and the recognition, in the second quarter of 2022, of $2.4 million in higher rates resulting from the Company’s base rate case in New Hampshire.

The decrease in Total Gas Operating Revenues of $14.7 million, or 5.50%, in 2023 compared to 2022 reflects lower costs of gas sales, which are tracked and reconciled as a pass-through to customers, partially offset by higher gas distribution rates.

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

Therm Sales—Unitil’s total gas therm sales decreased 1.5% in 2023 compared to 2022. Sales to Residential customers decreased 3.8% and sales to C&I customers decreased 0.9% in 2023 compared to 2022. The decreases in gas therm sales reflect warmer winter weather in 2023 compared to 2022, partially offset by customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 6.5% fewer EDD in 2023 compared to 2022. The Company estimates that weather-normalized gas therm sales for Northern Utilities’ Maine division, the Company’s only non-decoupled gas service area, increased 3.0% in 2023 compared to 2022. As of December 31, 2023, the number of gas customers served increased by approximately 950 over the previous year. Sales margins derived from decoupled unit sales (currently representing approximately 42% of total annual therm sales volume) are not sensitive to changes in gas therm sales, although those sales margins are sensitive to changes in the number of customers served.

Unitil’s total gas therm sales increased 1.3% in 2022 compared to 2021. Sales to Residential customers increased 0.5% and sales to C&I customers increased 1.5% in 2022 compared to 2021. The overall increase in gas therm sales reflects customer growth and colder winter weather in 2022. As of December 31, 2022, the number of gas customers served increased by approximately 850 over the previous year. Based on weather data collected in the Company’s gas service areas, on average there were 2.6% more EDD in 2022 compared to 2021, although 5.1% fewer EDD compared to normal. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were essentially unchanged in 2022 compared to 2021. Sales margins derived from decoupled unit sales (currently representing approximately 42% of total annual therm sales volume) are not sensitive to changes in gas therm sales, although those sales margins are sensitive to changes in the number of customers served.

The following table details total therm sales for the last three years, by major customer class:

				Change
				2023 vs. 2022		2022 vs. 2021
Therm Sales (millions)	2023	2022	2021	Therms	%	Therms	%
Residential	42.9	44.6	44.4	(1.7)	(3.8)%	0.2	0.5%
Commercial & Industrial	178.6	180.2	177.5	(1.6)	(0.9)%	2.7	1.5%
Total Therm Sales	221.5	224.8	221.9	(3.3)	(1.5)%	2.9	1.3%

Operating Expenses

Cost of Electric Sales—Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $3.3 million, or 1.7%, in 2023 compared to 2022. This increase reflects higher wholesale electricity prices, partially offset by lower electric sales and an increase in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2022, Cost of Electric Sales increased $48.0 million, or 31.8%, compared to 2021. This increase reflects higher wholesale electricity prices, partially offset by lower electric sales and an increase in the amount of electricity purchased by customers directly from third-party suppliers.

Cost of Gas Sales—Cost of Gas Sales includes the cost of natural gas purchased to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $25.3 million, or 20.8%, in 2023 compared to 2022. This decrease reflects lower gas sales, lower wholesale gas commodity prices, partially offset by a decrease in the amount of gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2022, Cost of Gas increased $29.7 million, or 32.4%, compared to 2021. This increase reflects higher gas sales and higher wholesale gas commodity prices, partially offset by an increase in the amount of gas purchased by customers directly from third-party suppliers.

Operation and Maintenance—O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s other subsidiaries. Total O&M expenses increased $1.9 million, or 2.6%, in 2023 compared to 2022, reflecting higher utility operating costs of $1.2 million, higher professional fees of $0.4 million and higher labor costs of $0.3 million.

In 2022, total O&M expenses increased $5.0 million, or 7.3%, compared to 2021, reflecting higher labor costs of $1.9 million, higher utility operating costs of $1.6 million, and higher professional fees of $1.5 million.

Depreciation and Amortization—Depreciation and Amortization expense increased $4.8 million, or 7.7%, in 2023 compared to 2022, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization of rate case and other deferred costs.

In 2022, Depreciation and Amortization expense increased $3.1 million, or 5.2%, compared to 2021, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization of rate case costs.

Taxes Other Than Income Taxes—Taxes Other Than Income Taxes increased $2.6 million, or 10.0%, in 2023 compared to 2022, reflecting higher local property taxes on higher utility plant in service and higher payroll, excise and other taxes.

In 2022, Taxes Other Than Income Taxes increased $1.4 million, or 5.7%, compared to 2021, reflecting higher payroll taxes and higher local property taxes on higher utility plant in service.

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

Interest Expense, Net increased $3.2 million, or 12.6%, in 2023 compared to 2022 primarily reflecting higher interest on short-term borrowings, partially offset by higher interest income on regulatory assets and other.

Interest Expense, Net decreased $0.1 million, or 0.4%, in 2022 compared to 2021 primarily reflecting lower interest on long-term debt and higher interest income, on regulatory assets, partially offset by higher interest on short-term borrowings.

Other (Income) Expense, Net

Other Expense (Income), Net decreased $2.4 million in 2023 compared to 2022, reflecting lower retirement benefit costs.

Other Expense (Income), Net decreased $2.2 million, or 47.8% in 2022 compared to 2021, reflecting lower retirement benefit costs.

Provision for Income Taxes

Federal and State Income Taxes increased $2.0 million in 2023 compared to 2022, reflecting higher pre-tax earnings in 2023 and higher flow back, in 2022, of excess Accumulated Deferred Income Taxes per regulatory orders in New Hampshire.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At December 31, 2023 and December 31, 2022, the Company and all of its subsidiaries were in compliance with the regulatory requirements governing participation in the Cash Pool.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $327.2 million and $295.9 million for the years ended December 31, 2023 and December 31, 2022, respectively. Total gross repayments were $281.2 million and $244.0 million for the years ended December 31, 2023 and December 31, 2022, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2023 and December 31, 2022:

	December 31,
Revolving Credit Facility (millions)	2023	2022
Limit	$200.0	$200.0
Short-Term Borrowings Outstanding	$162.0	$116.0
Available	$38.0	$84.0

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

The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2023 and December 31, 2022, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4 Debt and Financing Arrangements.)

Issuance of Long-Term Debt- On July 6, 2023, Fitchburg issued $12.0 million of Notes due July 2, 2033 at 5.70% and $13.0 million of Notes due July 2, 2053 at 5.96%. Fitchburg used the net proceeds from these offerings to refinance existing debt and for general corporate purposes. Approximately $0.2 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt for presentation purposes on the Consolidated Balance Sheet in the third quarter of 2023.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2023 there were no guarantees outstanding.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $10.9 million of natural gas storage inventory and corresponding obligations at December 31, 2023 related to these asset management agreements. The amount of natural gas inventory released in December 2023, which was payable in January 2024, was $2.2 million and was recorded in Accounts Payable at December 31, 2023.

Benefit Plan Funding

The Company, along with its subsidiaries, made cash contributions to its Pension Plan in the amounts of $3.9 million and $3.8 million in 2023 and 2022, respectively. The Company, along with its subsidiaries, contributed $2.8 million and $12.2 million to Voluntary Employee Benefit Trusts (VEBTs) in 2023 and 2022, respectively. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan and the VEBTs in 2024 and future years at least at minimum required amounts. See Note 9 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. As of December 31, 2023 there were no guarantees outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for 2023 and 2022.

	2023	2022
Cash Provided by Operating Activities	$107.0	$97.7

Cash Provided by Operating Activities - Cash Provided by Operating Activities was $107.0 million in 2023, an increase of $9.3 million compared to 2022.

Cash flow from Net Income, adjusted for the total of non-cash charges was $120.0 million in 2023 compared to $115.0 million in 2022, an increase of $5.0 million. The change to Net Income is primarily attributable to increases in electric and gas sales margin. The increase in depreciation and amortization of $4.8 million in 2023 compared to 2022 reflects higher depreciation on higher utility plant in service. The decrease in the deferred tax provision of $3.6 million in 2023 compared to 2022 is primarily driven by the use of net operating loss carryforwards in 2023.

Changes in working capital items resulted in a ($4.6) million use of cash in 2023 compared to a ($6.0) million use of cash in 2022, representing an increase in sources of cash of $1.4 million. The change in working capital in 2023 compared to 2022 is primarily related to the net change in accrued revenue, accounts payable and exchange gas receivable and is reflective of the effect of the current macroeconomic environment including lower commodity costs on business and operating conditions.

Deferred Regulatory and Other Charges decreased by $2.0 million in 2023 compared to 2022, primarily driven by changes in Regulatory Assets and Liabilities, and the change in Other, net in 2023 compared to 2022 was $4.9 million.

	2023	2022
Cash Used in Investing Activities	$(141.0)	$(122.1)

Cash Used in Investing Activities - Cash Used in Investing Activities was ($141.0) million in 2023 compared to ($122.1) million in 2022, an increase of $18.9 million. The higher spending in 2023 is primarily related to normal utility capital expenditures for electric and gas utility system additions. The Company’s projected capital spending range for 2024 is $165 million to $170 million.

	2023	2022
Cash Provided by Financing Activities	$31.5	$26.9

Cash Provided by Financing Activities - Cash Provided by Financing Activities was $31.5 million in 2023 compared to cash provided of $26.9 million in 2022. The higher cash provided from financing activities in 2023 compared to 2022 of $4.6 million is primarily attributable to, proceeds from the issuance of long-term debt of $25.0 million, lower repayment of long-term debt of $3.5 million, a decrease in exchange gas financing of $17.2 million, and lower proceeds from short-term borrowings of 5.9 million. Other changes in financing activities in 2023 total a use of 0.8 million.

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

Unitil’s Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2023 and December 31, 2022, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The Company and its subsidiaries are currently in compliance with all such covenants in these debt instruments.

DIVIDENDS

Unitil’s annual common dividend was $1.62 per common share in 2023, $1.56 per common share in 2022, and $1.52 per share in 2021. Unitil’s dividend policy is reviewed periodically by the Board of Directors. Unitil has maintained an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2024 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.425 per share, an increase of $0.02 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.70 from $1.62. The amount and timing of all dividend payments are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. In addition, the ability of the Company’s subsidiaries to pay dividends or make distributions to Unitil, and, therefore, Unitil’s ability to pay dividends, depends on, among other things:

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

Retirement Benefit Obligations—The Company sponsors the Unitil Corporation Retirement Plan (Pension Plan), which is a defined benefit pension plan. Effective January 1, 2010, the Pension Plan was closed to new non-union employees. For union employees, the Pension Plan was closed on various dates between December 31, 2010 and June 1, 2013, depending on the various Collective Bargaining Agreements of each union. The Company also sponsors two non-qualified retirement plans, the Unitil Corporation Supplemental Executive Retirement Plan (SERP), and the Unitil Corporation Deferred Compensation Plan, covering certain executives of the Company, and an employee 401(k) savings plan. Additionally, the Company sponsors the Unitil Employee Health and Welfare Benefits Plan (PBOP Plan), primarily to provide health care and life insurance benefits to retired employees.

The FASB Codification requires companies to record on their balance sheets as an asset or liability the overfunded or underfunded status of their retirement benefit obligations (RBO) based on the projected benefit obligation. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates. The Company’s RBO and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s RBO is affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. If these assumptions were changed, the resulting change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material effect on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For the year ended December 31, 2023, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $113,000 in the Net Periodic Benefit Cost for the Pension Plan. Similarly, a change of 0.50% in the expected long-term rate of return on plan assets would have resulted in an increase or decrease of approximately $713,000 in the Net Periodic Benefit Cost for the Pension Plan. (See Note 9 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.)

Refer to “Recently Issued Pronouncements” in Note 1 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

For additional information regarding the foregoing matters, see Note 1 (Summary of Significant Accounting Policies), Note 6 (Energy Supply), and Note 9 (Retirement Benefit Plans) to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Please also refer to Part I, Item 1A. “Risk Factors”.

INTEREST RATE RISK

Unitil meets its external financing needs, in part, by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rate on short-term borrowings and intercompany money pool transactions was 6.4%, 3.3%, and 1.2% during 2023, 2022, and 2021, respectively.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Unitil Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Unitil Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of earnings, changes in common stock equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. While the Company has indicated that it expects to recover costs and a return on its investments, there is a risk that the Commissions’ will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2023, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the commissions, auditing these judgments require specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions focused on the base rate proceedings for Northern Maine and Fitchburg Gas and Electric and included the following, among others:

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

/s/ Deloitte & Touche LLP

Boston, MA
February 13, 2024

We have served as the Company's auditor since 2014.

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

Year Ended December 31,	2023	2022	2021
Operating Revenues:
Electric	$306.5	$297.9	$248.5
Gas	250.6	265.3	224.8
Total Operating Revenues	557.1	563.2	473.3
Operating Expenses:
Cost of Electric Sales	202.4	199.1	151.1
Cost of Gas Sales	96.1	121.4	91.7
Operation and Maintenance	75.6	73.7	68.7
Depreciation and Amortization	67.4	62.6	59.5
Taxes Other Than Income Taxes	28.5	25.9	24.5
Total Operating Expenses	470.0	482.7	395.5
Operating Income	87.1	80.5	77.8
Interest Expense, Net	28.7	25.5	25.6
Other Expense (Income), Net	—	2.4	4.6
Income Before Income Taxes	58.4	52.6	47.6
Provision for Income Taxes	13.2	11.2	11.5
Net Income Applicable to Common Shares	$45.2	$41.4	$36.1
Earnings per Common Share—Basic and Diluted	$2.82	$2.59	$2.35
Weighted Average Common Shares Outstanding - (Basic)	16.0	16.0	15.4
Weighted Average Common Shares Outstanding - (Diluted)	16.1	16.0	15.4

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (Millions)

ASSETS

December 31,	2023	2022
Current Assets:
Cash and Cash Equivalents	$6.5	$9.0
Accounts Receivable, Net	75.0	73.8
Accrued Revenue	63.4	72.8
Exchange Gas Receivable	9.4	18.0
Gas Inventory	1.0	1.8
Materials and Supplies	13.5	11.4
Prepayments and Other	8.3	8.0
Total Current Assets	177.1	194.8
Utility Plant:
Electric	654.9	627.5
Gas	1,117.6	1,043.6
Common	70.0	67.6
Construction Work in Progress	65.3	52.6
Utility Plant	1,907.8	1,791.3
Less: Accumulated Depreciation	486.9	459.6
Net Utility Plant	1,420.9	1,331.7
Other Noncurrent Assets:
Regulatory Assets	53.1	47.8
Operating Lease Right of Use Assets	5.6	4.3
Other Assets	13.7	11.8
Total Other Noncurrent Assets	72.4	63.9
TOTAL ASSETS	$1,670.4	$1,590.4

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (cont.) (Millions, except number of shares)

LIABILITIES AND CAPITALIZATION

December 31,	2023	2022
Current Liabilities:
Accounts Payable	$47.7	$68.6
Short-Term Debt	162.0	116.0
Long-Term Debt, Current Portion	4.9	6.7
Regulatory Liabilities	13.5	15.0
Energy Supply Obligations	15.0	24.1
Environmental Obligations	0.6	0.6
Operating Lease Obligations	1.9	1.5
Taxes Payable	1.9	0.4
Other Current Liabilities	29.8	27.2
Total Current Liabilities	277.3	260.1
Noncurrent Liabilities:
Retirement Benefit Obligations	45.6	46.8
Deferred Income Taxes, Net	176.1	163.4
Cost of Removal Obligations	126.3	116.1
Regulatory Liabilities	34.4	36.9
Environmental Obligations	4.0	3.8
Operating Lease Obligations	3.7	2.8
Other Noncurrent Liabilities	4.6	3.8
Total Noncurrent Liabilities	394.7	373.6
Capitalization:
Long-Term Debt, Less Current Portion	509.1	489.1
Stockholders’ Equity:
Common Equity (Outstanding 16,116,724 and 16,043,355 Shares)	337.6	334.9
Retained Earnings	151.5	132.5
Total Common Stock Equity	489.1	467.4
Preferred Stock	0.2	0.2
Total Stockholders’ Equity	489.3	467.6
Total Capitalization	998.4	956.7
Commitments and Contingencies (Note 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,670.4	$1,590.4

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions)

Year Ended December 31,	2023	2022	2021
Operating Activities:
Net Income	$45.2	$41.4	$36.1
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	67.4	62.6	59.5
Deferred Tax Provision	7.4	11.0	10.8
Changes in Working Capital Items:
Accounts Receivable	(1.2)	(6.9)	(4.9)
Accrued Revenue	9.4	(11.6)	(10.3)
Regulatory Liabilities	(1.5)	5.5	4.0
Exchange Gas Receivable	8.6	(10.6)	(2.5)
Accounts Payable	(20.9)	16.2	19.2
Other Changes in Working Capital Items	1.0	1.4	0.7
Deferred Regulatory and Other Charges	(8.5)	(6.5)	(2.7)
Other, net	0.1	(4.8)	(2.1)
Cash Provided by Operating Activities	107.0	97.7	107.8
Investing Activities:
Property, Plant and Equipment Additions	(141.0)	(122.1)	(115.0)
Cash Used In Investing Activities	(141.0)	(122.1)	(115.0)
Financing Activities:
Proceeds from Short-Term Debt, net	46.0	51.9	9.4
Issuance of Long-Term Debt	25.0	—	—
Repayment of Long-Term Debt	(6.9)	(10.4)	(25.8)
Long-Term Debt Issuance Costs	(0.2)	—	—
Increase (Decrease) in Capital Lease Obligations	0.3	(0.1)	(0.1)
Net (Decrease) Increase in Exchange Gas Financing	(7.6)	9.6	2.3
Dividends Paid	(26.2)	(25.1)	(23.6)
Proceeds from Issuance of Common Stock	1.1	1.0	45.5
Cash Provided by Financing Activities	31.5	26.9	7.7
Net (Decrease) Increase in Cash and Cash Equivalents	(2.5)	2.5	0.5
Cash and Cash Equivalents at Beginning of Year	9.0	6.5	6.0
Cash and Cash Equivalents at End of Year	$6.5	$9.0	$6.5
Supplemental Information:
Interest Paid	$30.9	$26.0	$26.0
Income Taxes Paid	$—	$1.2	$1.4
Payments on Capital Leases	$0.2	$0.2	$0.2
Capital Expenditures Included in Accounts Payable	$7.5	$7.3	$4.9
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$2.7	$1.1	$0.7

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF

CHANGES IN COMMON STOCK EQUITY (Millions, except shares data)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2021	$285.3	$103.7	$389.0
Net Income for 2021		36.1	36.1
Dividends ($1.52 per Common Share)		(23.6)	(23.6)
Shares Issued Under Stock Plans	1.3		1.3
Issuance of 942,316 Common Shares (See Note 5)	45.5		45.5
Balance at December 31, 2021	332.1	116.2	448.3
Net Income for 2022		41.4	41.4
Dividends ($1.56 per Common Share)		(25.1)	(25.1)
Shares Issued Under Stock Plans	1.8		1.8
Issuance of 18,853 Common Shares (See Note 5)	1.0		1.0
Balance at December 31, 2022	334.9	132.5	467.4
Net Income for 2023		45.2	45.2
Dividends ($1.62 per Common Share)		(26.2)	(26.2)
Shares Issued Under Stock Plans	1.6		1.6
Issuance of 21,321 Common Shares (See Note 5)	1.1		1.1
Balance at December 31, 2023	$337.6	$151.5	$489.1

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

Granite State is an interstate natural gas transmission pipeline company, operating 85 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and, to a lesser extent, third-party marketers.

A fifth utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy, but ceased being the wholesale supplier of Unitil Energy with the implementation of industry restructuring and divested its long-term power supply contracts.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Twelve Months Ended
	December 31, 2023
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$181.6	$98.8	$280.4
Commercial & Industrial	120.1	146.9	267.0
Other	10.0	8.1	18.1
Total Billed and Unbilled Revenue	311.7	253.8	565.5
Rate Adjustment Mechanism Revenue	(5.2)	(3.2)	(8.4)
Total Electric and Gas Operating Revenues	$306.5	$250.6	$557.1

	Twelve Months Ended
	December 31, 2022
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$159.9	$98.2	$258.1
Commercial & Industrial	112.6	153.8	266.4
Other	17.7	11.3	29.0
Total Billed and Unbilled Revenue	290.2	263.3	553.5
Rate Adjustment Mechanism Revenue	7.7	2.0	9.7
Total Electric and Gas Operating Revenues	$297.9	$265.3	$563.2

	Twelve Months Ended
	December 31, 2021
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$135.1	$83.9	$219.0
Commercial & Industrial	103.3	124.1	227.4
Other	10.1	9.6	19.7
Total Billed and Unbilled Revenue	248.5	217.6	466.1
Rate Adjustment Mechanism Revenue	—	7.2	7.2
Total Electric and Gas Operating Revenues	$248.5	$224.8	$473.3

Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the Massachusetts Department of Public Utilities (MDPU) and New Hampshire Public Utilities Commission (NHPUC). Fitchburg has been subject to revenue decoupling since 2011. Unitil Energy has been subject to revenue decoupling since June 1, 2022. As a result of Unitil Energy now being subject to revenue decoupling, as of June 1, 2022, revenue decoupling now applies to substantially all of Unitil’s total annual electric sales volumes. Substantially all of Northern Utilities’ gas sales volumes in New Hampshire have been subject to decoupling since August 1, 2022. The Company's electric and gas sales in New Hampshire and Massachusetts are now largely decoupled. The following table shows the estimated percentages of electric and gas sales, as of December 31, 2023, that are subject to revenue decoupling for the periods presented.

Revenue Decoupling

Estimated Percentage of Decoupled Sales

For Periods Presented

Electric
Before June 1, 2022	27%
After June 1, 2022	Substantially All
Gas
Before August 1, 2022	11%
After August 1, 2022	42%

The Company bills its customers for sales tax in Massachusetts and Maine. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s Consolidated Statements of Earnings.

Depreciation and Amortization - Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets, and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material effect on the Company’s consolidated financial statements. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 2023 - 3.33%, 2022 - 3.26% and 2021 - 3.29%.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect this new guidance to have a material effect on the Company’s Consolidated Financial Statements.

Dividends - The Company’s dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. For the year ended December 31, 2023 the Company paid quarterly dividends of $0.405 per share, resulting in an annualized dividend rate of $1.62 per common share. For the years ended December 31, 2022 and 2021, the Company paid quarterly dividends of $0.39 and $0.38 per common share, respectively, resulting in annualized dividend rates of $1.56 and $1.52 per common share, respectively. At its January 2024 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.425 per share, an increase of $0.02 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.70 per share from $1.62 per share.

Cash and Cash Equivalents - Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the

Company’s credit rating. On December 31, 2023 and 2022, the Unitil subsidiaries had deposited $3.3 million and $6.0 million, respectively, to satisfy their ISO-NE obligations.

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

Accounts Receivable, Net includes $2.3 million and $2.5 million of the Allowance for Doubtful Accounts at December 31, 2023 and December 31, 2022, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes $0.1 million and $0.1 million of the Allowance for Doubtful Accounts at December 31, 2023 and December 31, 2022, respectively.

Accrued Revenue - Accrued Revenue includes the current portion of Regulatory Assets (see “Regulatory Accounting”) and unbilled revenues (see “Utility Revenue Recognition”). The following table shows the components of Accrued Revenue as of December 31, 2023 and 2022.

	December 31,
Accrued Revenue (millions)	2023	2022
Regulatory Assets—Current	$56.5	$66.5
Unbilled Revenues	6.9	6.3
Total Accrued Revenue	$63.4	$72.8

Exchange Gas Receivable - Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of December 31, 2023 and 2022.

	December 31,
Exchange Gas Receivable (millions)	2023	2022
Northern Utilities	$8.6	$16.3
Fitchburg	0.8	1.7
Total Exchange Gas Receivable	$9.4	$18.0

Gas Inventory - The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of December 31, 2023 and 2022.

	December 31,
Gas Inventory (millions)	2023	2022
Natural Gas	$0.3	$1.0
Propane	0.3	0.4
Liquefied Natural Gas & Other	0.4	0.4
Total Gas Inventory	$1.0	$1.8

The Company also has an inventory of Materials and Supplies in the amounts of $13.5 million and $11.4 million as of December 31, 2023 and December 31, 2022, respectively. These amounts are recorded at weighted average cost.

Utility Plant - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost of additions consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The average interest rates applied to AFUDC were 5.48%, 2.50% and 1.71% in 2023, 2022 and 2021, respectively. The costs of current repairs and minor replacements are charged to appropriate operating expense accounts.

The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At December 31, 2023 and 2022, the Company has recorded cost of removal amounts of $126.3 million and $116.1 million, respectively, that have been collected in depreciation rates but have not yet been expended, and which represent regulatory liabilities. These amounts are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations.

Regulatory Accounting - The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the New Hampshire Public Utilities Commission (NHPUC) and Northern Utilities is regulated by the Maine Public Utilities Commission (MPUC) and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of December 31, 2023 and December 31, 2022, the Company has recorded $6.0 million and $5.8 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	December 31,
Regulatory Assets consist of the following (millions)	2023	2022
Retirement Benefits	$29.8	$29.1
Energy Supply & Other Rate Adjustment Mechanisms	52.4	63.0
Deferred Storm Charges	9.2	3.4
Environmental	6.1	5.9
Income Taxes	1.1	1.8
Other Deferred Charges	11.0	11.1
Total Regulatory Assets	109.6	114.3
Less: Current Portion of Regulatory Assets(1)	56.5	66.5
Regulatory Assets—noncurrent	$53.1	$47.8

(1)
Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets.

	December 31,
Regulatory Liabilities consist of the following (millions)	2023	2022
Rate Adjustment Mechanisms	$9.3	$10.9
Income Taxes	38.6	41.0
Total Regulatory Liabilities	47.9	51.9
Less: Current Portion of Regulatory Liabilities	13.5	15.0
Regulatory Liabilities—noncurrent	$34.4	$36.9

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of December 31, 2023 are $7.2 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

Investments in Marketable Securities - The Company maintains a trust through which it invests in a money market fund and a fixed income fund. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (SERP) (See additional discussion of the SERP in Note 9 Retirement Benefit Plans).

At December 31, 2023 and 2022, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $6.0 million and $5.8 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other (Income) Expense, Net.

	December 31,
Fair Value of Marketable Securities (millions)	2023	2022
Money Market Funds	$2.0	$5.8
Fixed Income Funds	4.0	—
Total Marketable Securities	$6.0	$5.8

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

At December 31, 2023 and 2022, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $1.3 million and $0.6 million, respectively. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other (Income) Expense, Net.

	December 31,
Fair Value of Marketable Securities (millions)	2023	2022
Equity Funds	$1.1	$0.5
Fixed Income Funds	0.1	—
Money Market Funds	0.1	0.1
Total Marketable Securities	$1.3	$0.6

Energy Supply Obligations—The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

	December 31,
Energy Supply Obligations consist of the following (millions)	2023	2022
Renewable Energy Portfolio Standards	$6.4	$7.8
Exchange Gas Obligation	8.6	16.3
Total Energy Supply Obligations	$15.0	$24.1

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

Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (Green Communities Act, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (Energy Diversity Act, 2016). The generating facilities associated with ten of these contracts have been constructed and are now operating. Three approved contracts are currently under development. These include long-term contracts filed with the MDPU in 2018, two for offshore wind generation (each 400MW) and one for imported hydroelectric power and associated transmission, all three of which were approved in 2019. Four offshore wind contracts, totaling 2,400 MW, previously solicited for pursuant to the Green Communities Act and approved by the MDPU in 2021 and 2022, were subsequently terminated in September 30, 2023. In compliance with the Green Communities Act as amended by the Energy Diversity Act and the Act Driving Clean Energy and Offshore Wind in coordination with the other electric distribution companies (EDCs) in Massachusetts, on August 30, 2023 the Company issued a fourth offshore wind Request for Proposal seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement under Section 83C of 5,600 MW. On January 18, 2024, the EDCs notified the MDPU that they are extending the bid submission date and subsequent solicitation schedule dates by an additional 56 days each to allow bidders the opportunity to gain more certainty around their eligibility for the investment tax credit and factor it into their proposals. The new submission date is March 27, 2024. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism, and has received remuneration for entering into them.

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

Commitments and Contingencies - The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2023, the Company is not aware of any material commitments or contingencies other than those disclosed in Note 7 (Commitments and Contingencies).

Environmental Matters - The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recovered or will recover substantially all of the costs of the environmental remediation work performed to date from customers or from its insurance carriers. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2023, there are no material losses that would require additional liability reserves to be recorded other than those disclosed in Note 7 (Commitments and Contingencies). Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.

Subsequent Events - The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.

Note 2: Segment Information

The Company’s Chief Operating Decision Maker (CODM), consists of the Company’s Chairman and Chief Executive Officer, President and Chief Administrative Officer, Chief Financial Officer, and Chief Accounting Officer. These individuals assess financial performance and make decisions, including the allocation of resources to the various business segments, based on meeting with the managers of each segment and through their review of reports and analyses that are regularly provided to the CODM. Unitil reports two segments: utility electric operations and utility gas operations. Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and state capital regions of New Hampshire and the greater Fitchburg area of north central Massachusetts and the local distribution of natural gas in southeastern New Hampshire, portions of southern Maine to the Lewiston-Auburn area and in the greater Fitchburg area of north central Massachusetts. Unitil has three distribution utility subsidiaries, Unitil Energy, which operates in New Hampshire, Fitchburg, which operates in Massachusetts and Northern Utilities, which operates in New Hampshire and Maine.

Granite State is an interstate natural gas transmission pipeline company, operating 85 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State derives its revenues principally from the transmission services provided to Northern Utilities and, to a lesser extent, third-party marketers. Granite State is included in the utility gas operations segment.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (ASU 2023-07). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect this new guidance to have a material effect on the Company’s Consolidated Financial Statements.

The following tables provide significant segment financial data for the years ended December 31, 2023, 2022 and 2021 (millions):

Year Ended December 31, 2023	Electric	Gas	Other	Total
Revenues:
Billed and Unbilled Revenue	$311.7	$253.8	$—	$565.5
Rate Adjustment Mechanism Revenue	(5.2)	(3.2)	—	(8.4)
Total Operating Revenues	306.5	250.6	—	557.1
Interest Income	2.6	2.4	1.2	6.2
Interest Expense	11.2	20.7	3.0	34.9
Depreciation & Amortization Expense	26.0	40.4	1.0	67.4
Income Tax Expense (Benefit)	4.0	9.4	(0.2)	13.2
Segment Profit (Loss)	17.9	28.8	(1.5)	45.2
Segment Assets	612.6	1,031.8	26.0	1,670.4
Capital Expenditures	44.2	92.7	4.1	141.0

Year Ended December 31, 2022
Revenues:
Billed and Unbilled Revenue	$290.2	$263.3	$—	$553.5
Rate Adjustment Mechanism Revenue	7.7	2.0	—	9.7
Total Operating Revenues	297.9	265.3	—	563.2
Interest Income	0.9	1.0	0.9	2.8
Interest Expense	9.1	16.8	2.4	28.3
Depreciation & Amortization Expense	25.4	36.3	0.9	62.6
Income Tax Expense (Benefit)	3.1	8.2	(0.1)	11.2
Segment Profit (Loss)	15.7	26.5	(0.8)	41.4
Segment Assets	580.9	988.8	20.7	1,590.4
Capital Expenditures	33.8	87.6	0.7	122.1

Year Ended December 31, 2021
Revenues:
Billed and Unbilled Revenue	$248.5	$217.6	$—	$466.1
Rate Adjustment Mechanism Revenue	—	7.2	—	7.2
Total Operating Revenues	248.5	224.8	—	473.3
Interest Income	0.8	0.5	0.3	1.6
Interest Expense	9.0	15.3	2.9	27.2
Depreciation & Amortization Expense	25.9	32.6	1.0	59.5
Income Tax Expense (Benefit)	4.5	7.7	(0.7)	11.5
Segment Profit	14.0	23.2	(1.1)	36.1
Segment Assets	584.0	935.9	20.4	1,540.3
Capital Expenditures	38.1	75.8	1.1	115.0

Note 3: Allowance for Doubtful Accounts

Unitil’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. In 2023, 2022 and 2021, the Company recorded provisions for the energy commodity portion of bad debts of $3.8 million, $3.8 million and $2.4 million, respectively. These provisions were recognized in Cost of Electric Sales and Cost of Gas Sales expense as the associated electric and gas utility revenues were billed. Cost of Electric Sales and Cost of Gas Sales costs are recovered from customers through periodic rate reconciling mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of December 31, 2023 and 2022, the Company has recorded $6.0 million and $5.8 million, respectively, of hardship accounts in Regulatory Assets. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

Accounts Receivable, Net includes $2.3 million and $2.5 million of the Allowance for Doubtful Accounts at December 31, 2023 and December 31, 2022, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes $0.1 million and $0.1 million of the Allowance for Doubtful Accounts at December 31, 2023 and December 31, 2022, respectively.

The following table shows the balances and activity in the Company’s Allowance for Doubtful Accounts for 2023, 2022 and 2021 (millions):

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision	Recoveries	Accounts Written Off	Regulatory Deferrals*	Balance at End of Period
Year Ended December 31, 2023
Electric	$1.6	$3.6	$0.2	$3.9	$—	$1.5
Gas	1.0	2.8	0.4	3.3	—	0.9
	$2.6	$6.4	$0.6	$7.2	$—	$2.4
Year Ended December 31, 2022
Electric	$2.0	$4.2	$0.3	$4.4	$(0.5)	$1.6
Gas	1.3	2.5	0.6	3.2	(0.2)	1.0
	$3.3	$6.7	$0.9	$7.6	$(0.7)	$2.6
Year Ended December 31, 2021
Electric	$1.6	$3.3	$0.4	$3.4	$0.1	$2.0
Gas	1.7	2.3	0.4	3.1	—	1.3
	$3.3	$5.6	$0.8	$6.5	$0.1	$3.3

* In 2021, the Company recorded higher than normal expected bad debt expense due to the coronavirus pandemic. The incremental bad debt expense amounts were previously deferred as regulatory assets based on certain regulatory proceedings and management’s view that such amounts were probable of recovery. Based on actual billing and collections experience, the Company has not deferred any incremental bad debt expense as a regulatory asset as of December 31, 2023 and December 31, 2022.

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

Unitil Energy, Fitchburg, Northern Utilities and Granite State pay common dividends to their sole common shareholder, Unitil Corporation and these common dividends are the primary source of cash for the payment of dividends to Unitil’s common shareholders. The long-term debt issued by the Company and its subsidiaries contains certain covenants that determine the amount that the Company and each of these subsidiary companies has available to pay for dividends. As of December 31, 2023, in accordance with the covenants, these subsidiary companies had a combined amount of $ 409.9 million available for the payment of dividends and Unitil Corporation had $ 204.3 million available for the payment of dividends. As of December 31, 2023, the Company’s balance in Retained Earnings was $151.5 million. Therefore, there were no restrictions on the Company’s Retained Earnings at December 31, 2023 for the payment of dividends.

Issuance of Long-Term Debt - On July 6, 2023, Fitchburg issued $12.0 million of Notes due July 2, 2033 at 5.70% and $13.0 million of Notes due July 2, 2053 at 5.96%. Fitchburg used the net proceeds from these offerings to refinance existing debt and for general corporate purposes. Approximately $0.2 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt for presentation purposes on the Consolidated Balance Sheet in the third quarter of 2023.

Debt Repayment -The total aggregate amount of debt repayments relating to bond issues and normal scheduled long-term debt repayments amounted to $6.9 million, $10.4 million and $25.8 million in 2023, 2022, and 2021, respectively.

The aggregate amount of bond repayment requirements and normal scheduled long-term debt repayments for each of the five years following 2023 is: 2024 – $4.9 million; 2025 – $4.9 million; 2026 – $37.9 million; 2027 – $55.7 million; 2028 – $10.7 million and thereafter $403.1 million.

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

	December 31,
Estimated Fair Value of Long-Term Debt (millions)	2023	2022
Estimated Fair Value of Long-Term Debt	$470.5	$455.3

Details on long-term debt at December 31, 2023 and 2022 are shown below:

	December 31,
Long-Term Debt (millions)	2023	2022
Unitil Corporation:
3.70% Senior Notes, Due August 1, 2026	$30.0	$30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0
Unitil Energy First Mortgage Bonds:
6.96% Senior Secured Notes, Due September 1, 2028	10.0	12.0
8.00% Senior Secured Notes, Due May 1, 2031	12.0	13.5
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0
Fitchburg:
6.79% Senior Notes, Due October 15, 2025	—	2.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	7.2	8.4
5.90% Senior Notes, Due December 15, 2030	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0
5.70% Senior Notes, Due July 2, 2033	12.0	—
3.78% Senior Notes, Due September 15, 2040	27.5	27.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0
5.96% Senior Notes, Due July 2, 2053	13.0	—
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	4.0	4.2
Total Long-Term Debt	517.2	499.1
Less: Unamortized Debt Issuance Costs	3.2	3.3
Total Long-Term Debt, net of Unamortized Debt Issuance Costs	514.0	495.8
Less: Current Portion(1)	4.9	6.7
Total Long-Term Debt, Less Current Portion	$509.1	$489.1

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

Interest Expense, Net (millions)	2023	2022	2021
Interest Expense
Long-Term Debt	$24.7	$24.7	$26.0
Short-Term Debt	9.2	3.0	0.8
Regulatory Liabilities & Other	1.0	0.6	0.4
Subtotal Interest Expense	34.9	28.3	27.2
Interest Income
Regulatory Assets	(3.3)	(1.0)	(0.5)
AFUDC(1) and Other	(2.9)	(1.8)	(1.1)
Subtotal Interest Income	(6.2)	(2.8)	(1.6)
Total Interest Expense, Net	$28.7	$25.5	$25.6

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $ 327.2 million and $295.9 million for the years ended December 31, 2023 and December 31, 2022, respectively. Total gross repayments were $281.2 million and $ 244.0 million for the years ended December 31, 2023 and December 31, 2022, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2023 and December 31, 2022:

	December 31,
Revolving Credit Facility (millions)	2023	2022
Limit	$200.0	$200.0
Short-Term Borrowings Outstanding	$162.0	$116.0
Available	$38.0	$84.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2023 and December 31, 2022, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. The Company believes it has sufficient sources of working capital to fund its operations.

The weighted average interest rates on all short-term borrowings were 6.4%, 3.3%, and 1.2 % during 2023, 2022, and 2021, respectively.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $10.9 million of natural gas storage inventory and corresponding obligations at December 31, 2023 related to these asset management agreements. The amount of natural gas inventory released in December 2023, which was payable in January 2024, was $2.2 million and was recorded in Accounts Payable at December 31, 2023.

Contractual Obligations

The following table lists the Company’s contractual obligations for long-term debt as of December 31, 2023.

		Payments Due by Period
Long-Term Debt Contractual Obligations (millions) as of December 31, 2022	Total	2024	2025	2026	2027	2028	2029 & Beyond
Long-Term Debt	$517.2	$4.9	$4.9	$37.9	$55.7	$10.7	$403.1
Interest on Long-Term Debt	342.1	24.7	24.4	24.0	22.3	19.9	226.8
Total	$859.3	$29.6	$29.3	$61.9	$78.0	$30.6	$629.9

Leases

Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the years ended December 31, 2023, 2022 and 2021 amounted to $2.1 million, $1.8 million and $1.9 million respectively. The balance sheet classification of the Company’s lease obligations was as follows:

	December 31,
Lease Obligations (millions)	2023	2022
Operating Lease Obligations:
Operating Lease Obligations (current portion)	$1.9	$1.5
Operating Lease Obligations (long-term portion)	3.7	2.8
Total Operating Lease Obligations	5.6	4.3
Capital Lease Obligations:
Other Current Liabilities (current portion)	0.1	0.1
Other Noncurrent Liabilities (long-term portion)	0.4	0.1
Total Capital Lease Obligations	0.5	0.2
Total Lease Obligations	$6.1	$4.5

Cash paid for amounts included in the measurement of operating lease obligations for the twelve months ended December 31, 2023 and 2022 was $2.1 million and $1.8 million, respectively and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.

Assets under capital leases amounted to approximately $0.7 million and $0.6 million as of December 31, 2023 and 2022, respectively, less accumulated amortization of $0.2 million and $0.4 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of December 31, 2023. The payments for operating leases consist of $1.9 million of current operating lease obligations and $3.7 million of noncurrent operating lease obligations on the Company’s Consolidated Balance Sheets as of December 31, 2023. The payments for capital leases consist of $0.1 million of current Capital Lease Obligations, which are included in Other Current Liabilities, and $0.4 million of noncurrent Capital Lease Obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of December 31, 2023.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
2024	$2,063	$152
2025	1,502	120
2026	1,171	107
2027	898	104
2028	336	19
2029-2033	84	—
Total Payments	6,054	502
Less: Interest	493	26
Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$5,561	$476

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of December 31, 2023, the weighted average remaining lease term is 3.7 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.4%. As of December 31, 2022, the weighted average remaining lease term was 3.4 years and the weighted average operating discount rate used to determine the operating lease obligations was 3.9%.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2023 there were no guarantees outstanding.

Note 5: Equity

The Company has common stock outstanding and one of our subsidiaries has preferred stock outstanding.

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol “UTL”. The Company had 16,116,724 and 16,043,355 shares of common stock outstanding at December 31, 2023 and December 31, 2022, respectively. The Company has 25,000,000 shares of common stock authorized as of December 31, 2023 and December 31, 2022.

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

Dividend Reinvestment and Stock Purchase Plan—During 2023, the Company sold 21,321 shares of its common stock, at an average price of $51.58 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of $1.1 million. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock. During 2022 and 2021, the Company raised $1.0 million and $1.0 million, respectively, through the issuance of 18,853 and 22,316 shares, respectively, of its common stock in connection with its DRP and 401(k) plans.

Common Shares Repurchased, Cancelled and Retired—Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on May 1, 2014, the Company may periodically repurchase shares of its common stock on the open market related to the stock portion of the Directors’ annual retainer. Until December 1, 2018, the Company also periodically repurchased shares of its common stock on the open market related to Employee Length of Service Awards. (See Part II, Item 5, for additional information). During 2023, 2022 and 2021, the Company repurchased 14,680, 9,449 and 8,012 shares of its common stock, respectively, pursuant to the Rule 10b5-1 trading plan. The expense recognized by the Company for these repurchases was $0.6 million, $0.4 million, and $0.4 million in 2023, 2022 and 2021, respectively.

During 2023, 2022 and 2021, the Company did not cancel or retire any of its common stock.

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

Time Restricted Shares issued for 2021 – 2023 in conjunction with the Stock Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
1/26/21	23,140	$0.9
1/25/22	36,770	$1.7
1/24/23	18,770	$1.0

There were 36,483 and 45,473 non-vested Time Restricted Shares under the Stock Plan as of December 31, 2023 and 2022, respectively. The weighted average grant date fair value of these shares was $46.94 per share and $46.45 per share, respectively. The compensation expense associated with the issuance of Time Restricted Shares under the Stock Plan is being recorded over the vesting period and was $1.4 million, $2.1 million and $1.4 million in 2023, 2022 and 2021, respectively. At December 31, 2023, there was approximately $0.7 million of total unrecognized compensation cost for Time Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.2 years. During 2023, there were zero Time Restricted Shares forfeited or cancelled under the Stock Plan. On January 30, 2024, there were 22,680 Time Restricted Shares issued under the Stock Plan with an aggregate market value of $1.1 million.

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

Initial awards of Performance Restricted Shares were granted January 24, 2023. No Performance Restricted Shares were awarded in 2022 or 2021. On January 24, 2023, there were 18,770 Performance Restricted Shares issued under the Stock Plan with an aggregate market value of $1.0 million.

Issuance Date	Shares	Aggregate Market Value (millions)
1/24/23	18,770	$1.0

There were 18,770 non-vested Performance Restricted Shares under the Stock Plan as of December 31, 2023. The weighted average grant date fair value of these shares was $51.83 per share. The compensation expense associated with the issuance of Performance Restricted Shares under the Stock Plan is being recognized over the vesting period and was $0.5 million in 2023. At December 31, 2023, there was approximately $0.9 million of total unrecognized compensation cost for Performance Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.0 years. During 2023, there were zero Performance Restricted Shares forfeited or cancelled under the Stock Plan. On January 30, 2024, there were 22,680 Performance Restricted Shares issued under the Stock Plan with an aggregate market value of $1.1 million.

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

The equity portion of Restricted Stock Units activity during 2023 and 2022 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	2023		2022
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Beginning Restricted Stock Units	43,799	$40.17	49,182	$41.67
Restricted Stock Units Granted	2,646	$42.31	3,595	$46.72
Dividend Equivalents Earned	1,442	$50.53	1,258	$53.20
Restricted Stock Units Settled	(14,512)	$35.69	(10,236)	$51.28
Ending Restricted Stock Units	33,375	$42.73	43,799	$40.17

Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022 include $0.8 million and $1.0 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There were $0.2 million, or 1,727 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of December 31, 2023. There were $0.2 million, or 1,861 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of December 31, 2022. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the twelve month periods ended December 31, 2023 and December 31, 2022, respectively.

Earnings Per Share

The following table reconciles basic and diluted earnings per share (EPS).

(Millions except shares and per share data)	2023	2022	2021
Earnings Available to Common Shareholders	$45.2	$41.4	$36.1
Weighted Average Common Shares Outstanding—Basic (000’s)	16,045	15,991	15,373
Plus: Diluted Effect of Incremental Shares (000’s)	8	5	3
Weighted Average Common Shares Outstanding—Diluted (000’s)	16,053	15,996	15,376
Earnings per Share—Basic and Diluted	$2.82	$2.59	$2.35

The following table shows the number of weighted average non-vested restricted shares that were not included in the above computation of EPS because the effect would have been antidilutive.

	2023	2022	2021
Weighted Average Non-Vested Restricted Shares Not Included in EPS Computation	12,204	12,086	23,636

Note 6: Energy Supply

ELECTRIC POWER SUPPLY

Fitchburg, Unitil Energy, and Unitil Power each are members of the New England Power Pool (NEPOOL) and participate in the Independent System Operator—New England (ISO-NE) markets for the purpose of facilitating wholesale electric power supply transactions, which are necessary to serve Unitil’s electric customers with their supply of electricity.

Unitil’s customers in both New Hampshire and Massachusetts are entitled to purchase their electric supply from competitive third-party suppliers. As of December 2023, 88% of Unitil’s largest New Hampshire customers, representing 26% of Unitil’s New Hampshire electric kilowatt-hour (kWh) sales, and 97% of Unitil’s largest Massachusetts customers, representing 35% of Unitil’s Massachusetts electric kWh sales, purchased their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. The Towns of Lunenburg and Ashby, and the City of Fitchburg have active municipal aggregations. Customers in these three town’s represent 88% of Fitchburg’s customer base.

In New Hampshire, most residential and small commercial customers continue to purchase their electric supply through Unitil’s electric distribution utilities under regulated energy rates and tariffs, although this trend is changing. As of December 2023, the percentage of residential customers purchasing electricity from a third-party supplier increased to 22% from nearly 9% in December 2022. Municipal aggregation is now offered in New Hampshire. The towns of Exeter and Canterbury currently have active aggregations. Customers in these two towns represent 12% of Unitil’s customer base in New Hampshire. In Massachusetts, as of December 2023, 75% of Unitil’s residential customers in Massachusetts purchased their electricity from a third-party supplier which is up from 28% in December 2022.

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

Fitchburg typically maintains power supply contracts with various wholesale suppliers for the provision of Basic Service electric supply. Pursuant to MDPU policy, Basic Service power supply contracts for residential and for small and medium general service customers are acquired every six months, are 12 months in duration and provide 50 percent of the supply requirements. On June 13, 2012, the MDPU approved Fitchburg’s request to discontinue the procurement process for Fitchburg’s large customers and become the load-serving entity for these customers. As such, Fitchburg procures electric power supply for large account customers directly through ISO-NE’s markets. In its August 2022 solicitation, Fitchburg received no supply offers for load-following power to meet the needs of customers taking service under its Default Service tariff beginning December 2022. As such, beginning December 1, 2022 through July 31, 2023, Fitchburg began procuring electric supply for residential and small commercial customers directly from the ISO New England markets. In 2023, the Company ran successful solicitations in May and October and has returned to its staggered approach for procuring 50% of supply requirements for 12 months.

The NHPUC and MDPU regularly review alternatives to their procurement policy for all electric distribution companies, and currently have open investigations in procurements processes, which may lead to future changes in this regulated power supply procurement structure.

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

Northern Utilities’ Commercial and Industrial (C&I) customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Northern Utilities’ large, and some of its medium, C&I customers purchase their gas supply from third-party suppliers. Most small C&I customers, and all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. As of December 2023, 75% of Unitil’s largest New Hampshire gas customers, representing 40% of Unitil’s New Hampshire gas therm sales, and 59% of Unitil’s largest Maine customers, representing 21% of Unitil’s Maine gas therm sales, purchased their gas supply from a third-party supplier.

Fitchburg’s residential and C&I business customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Fitchburg’s large, and some of its medium, C&I customers, purchase their gas supply from third-party suppliers. Most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. As of December 2023, 77% of Unitil’s largest Massachusetts gas customers, representing 29% of Unitil’s Massachusetts gas therm sales, purchased their gas supply from third-party suppliers. The approved costs associated with natural gas supplied to customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically adjusted rates, and are included in Cost of Gas Sales in the Consolidated Statements of Earnings.

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

Northern Utilities has available under firm contract 85,500 million British Thermal Units (MMBtu) per day of year-round and an additional 44,000 MMBtu of winter seasonal transportation capacity to its distribution facilities, and 6.3 billion cubic feet (BCF) of underground storage. As a supplement to pipeline natural gas, Northern Utilities owns an LNG storage and vaporization facility. This plant is used principally during peak load periods to augment the supply of pipeline natural gas.

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

Fitchburg - Base Rates - Electric - Fitchburg’s base rates are decoupled and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On November 2, 2022, Fitchburg filed its cumulative revenue requirement of $3.1 million associated with its 2019-2021 capital expenditures. The MDPU allowed the associated rate increase to become effective on January 1, 2023, subject to further investigation and reconciliation. On July 26, 2023, the MDPU issued an Order approving the Company's filing. On November 1, 2023, Fitchburg filed its cumulative revenue requirement of $3.6 million associated with its 2019-2022 capital expenditures. On November 27, 2023, Fitchburg revised its cumulative revenue requirement to $3.5 million. On December 22, 2023, the MDPU allowed the associated rate increase to become effective on January 1, 2024, subject to further investigation and reconciliation.

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

Fitchburg - Gas System Enhancement Program- Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. Fitchburg’s forward-looking cumulative revenue requirement filing submitted on October 31, 2022 requested recovery of approximately $4.5 million, and received final approval on April 28, 2023, effective May 1, 2023. The Company’s most recent forward-looking cumulative revenue requirement filing, filed on October 31, 2023, requested recovery of approximately $6.4 million. The Company considers these to be routine regulatory proceedings, and there are no material issues outstanding.

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

Fitchburg - Grid Modernization Cost Recovery Factor - On April 15, 2022, Fitchburg filed its GMF rate adjustment and reconciliation filing pursuant to the Company’s GMF Tariff, for recovery of the costs incurred as a result of implementing the Company’s 2018-2021 GMP, previously approved by the MDPU on February 7, 2019. The proposed GMF of $0.4 million was approved on May 27, 2022, effective June 1, 2022, subject to further investigation and reconciliation. On April 15, 2023, Fitchburg filed its GMF rate adjustment and reconciliation filing for recovery of the costs incurred as a result of implementing the Company’s 2022-2025 GMP, approved by the MDPU in Orders dated October 7, 2022 and November 30, 2022. On May 31, 2023, the MDPU approved, subject to further investigation and reconciliation, the cumulative recovery of $1.0 million associated with the Company’s 2022 GMP revenue requirement, effective June 1, 2023. The MDPU conducted a hearing on September 26, 2023 regarding the Company’s pending GMF filings and Grid Modernization Term Report. The matter remains pending.

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

On December 6, 2023, the MDPU issued an Order announcing a regulatory framework intended to set forth its role and that of the LDCs in helping the Commonwealth achieve its target of net-zero GHG emissions by 2050. In this proceeding, the Department reviewed eight potential decarbonization “pathways” and six regulatory design recommendations intended to facilitate the Commonwealth’s transition. The MDPU made no specific findings as to a preferred pathway or technology, but did make specific findings regarding regulatory design recommendations. The MDPU instructed the LDCs in their next rate case to revise their per-customer revenue decoupling mechanism to a decoupling approach based on total revenues. The MDPU emphasized that the Order is not intended to jeopardize the rate recovery of existing investments in natural gas infrastructure by Fitchburg. As part of future cost recovery proposals, LDCs will bear the burden of demonstrating that non-gas pipeline alternatives were adequately considered and found to be non-viable or cost prohibitive to receive full cost recovery of investments. The MDPU further found that the “clean energy transition” will require coordinated planning between LDCs and electric distribution companies, monitoring progress through LDC reporting, and aligning existing MDPU practices with climate targets. To that end, the MDPU ordered the LDCs to submit individual Climate Compliance Plans every five years beginning in 2025, and to propose climate compliance performance metrics in upcoming performance-based regulation filings, ensuring a proactive approach to achieving climate targets.

Fitchburg - Electric Sector Modernization Plan - Pursuant to M.G.L. c. 164 § 92B, Fitchburg submitted a draft Electric Sector Modernization Plan (ESMP) to the statutorily created Massachusetts Grid Modernization Advisory Council (Council) for the Council’s review, input, and recommendations. The ESMP is a plan intended to upgrade the Company’s distribution system to enable and accommodate increased distributed energy resources and electrification technologies, improve grid reliability and resiliency, and assist the Commonwealth in achieving climate goals, among other objectives. The Council provided recommendations on the ESMP in November 2023. The Company submitted its final ESMP to the MDPU on January 29, 2024. The Company concurrently submitted a proposal to recover, among other things, incremental costs associated with ESMP investments through an annual reconciling rate adjustment mechanism. This matter remains pending before the MDPU.

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

Fitchburg - Storm Cost Deferral Petition -On November 2, 2023, Fitchburg filed a request with the MDPU to increase its Storm Reserve Adjustment Factor effective January 1, 2024. The increase would allow the Company to recover approximately $4.8 million of costs of repairing damage to its electrical system plus $1.4 million of projected carrying costs resulting from the January and March 2023 winter storms over a five-year period. On December 19, 2023, the MDPU allowed the associated rate increase to become effective on January 1, 2024, subject to further investigation and reconciliation.

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

Northern Utilities / Portland Natural Gas Transmission System (PNGTS) and TransCanada Pipelines Limited (TCPL) transportation from Empress, Alberta to Granite State Gas Transmission, Inc. (GSGT) - On October 5, 2023, Northern Utilities filed with the NHPUC and the MPUC a request to approve agreements for the ability for Northern Utilities to increase supply portfolio capacity by 12,500 Dth per day in New Hampshire and Maine. This incremental capacity to Northern Utilities’ supply portfolio is proposed for effect April 1, 2024 for a thirty-year term. Northern Utilities was able to acquire this incremental supply of TCPL capacity through an open season process. On January 26, 2024 and January 30, 2024, the Company received orders from the NHPUC and MPUC, respectively, approving Northern Utilities’ proposal for Empress Agreements with PNGTS and TransCanada Pipelines.

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

The EDCs issued an initial RFP pursuant to Section 83C in June 2017. On July 23, 2018, the EDCs, filed two long-term contracts with Vineyard Wind, each for 400 MW of offshore wind energy generation, for approval by the MDPU. On

April 12, 2019, the MDPU approved the offshore wind energy generation PPAs, including the EDCs’ proposal to sell the energy procured under the contract into the ISO-NE wholesale market and to credit or charge the difference between the contract costs and the ISO-NE market revenue to customers. The EDCs issued a second RFP pursuant to Section 83C to procure an additional 800 MW of offshore wind energy generation in May 2019. The EDCs filed for approval of two PPAs with Mayflower Wind Energy LLC (now known as SouthCoast Wind), each for 400 MW of offshore wind energy generation, in February 10, 2020. On November 5, 2020, the MDPU approved the PPAs. In both cases, the MDPU approved the EDCs’ request for remuneration equal to 2.75% of the contract payments, as well as the EDCs’ proposal to recover costs associated with the contracts. In April 2023, SouthCoast Wind engaged with the EDCs to explore options to mitigate impacts of global resource constraints and pricing challenges associated with the PPAs from this procurement. They cited an inability to finance the project within the terms set out in the PPA. The EDCs negotiated a termination agreement with SouthCoast Wind which was filed with the MDPU for approval on August 28, 2023 and which received approval on September 30, 2023.

In accordance with “An Act to Advance Clean Energy” (2018) the Massachusetts Department of Energy Resources (DOER) recommended that the EDCs solicit up to 1,600 MW in additional offshore wind in 2022 and 2024. On May 7, 2021, the EDCs issued a third RFP for up to an additional 1,600 MW of off shore wind generation. On May 25, 2022, the EDCs sought approval of PPAs with Commonwealth Wind for 1,200 MW and with SouthCoast Wind for 400 MW. On December 16, 2022, Commonwealth Wind filed a motion requesting that the MDPU dismiss proceedings related to the approval of its contract, arguing that, due to various economic conditions, its contracts with the EDCs would no longer facilitate the financing of offshore wind energy generation. On December 30, 2022, the MDPU denied Commonwealth’s motion and approved the PPAs. The MDPU also approved the EDCs’ request for remuneration equal to 2.25% as reasonable and in the public interest. On January 19, 2023, Commonwealth Wind filed a Petition for Appeal with the Massachusetts Supreme Judicial Court seeking to set aside and vacate the MDPU’s Order approving the PPAs. In April 2023, SouthCoast Wind engaged with the EDCs to explore options to mitigate global resource constraints and pricing challenges associated with their PPAs from this procurement. SouthCoast Wind noted challenges around an inability to finance the projects under the current terms. The EDCs have negotiated termination agreements with Commonwealth Wind and SouthCoast Wind and submitted the agreements to the MDPU for approval on July 13, 2023 and August 28, 2023, respectively. The MDPU approved both termination agreements on September 30, 2023. In connection with the termination agreements the Company received $1.1 million from Commonwealth Wind and SouthCoast Wind which is recorded as a regulatory liability on the Company’s Consolidated Balance Sheets to be flowed back to customers. On October 12, 2023, Commonwealth Wind requested that the case with the Supreme Court be entered as dismissed. Concurrently, Commonwealth Wind announced publicly they could not finance the project under the terms of the PPA.

In 2021, the MA legislature increased the total solicitation target (including future solicitations) for offshore wind energy generation to 5,600 MW by June 30, 2027. On August 30, 2023, the EDCs issued a fourth offshore wind RFP seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement under Section 83C of 5,600 MW of Offshore Wind Energy Generation, and taking into account offshore wind generation under contract at the time when proposals are due. On January 18, 2024, the EDCs notified the MDPU that they are extending the bid submission date and subsequent solicitation schedule dates by an additional 56 days each to allow bidders the opportunity to gain more certainty around their eligibility for the investment tax credit and factor it into their proposals. The new submission date is March 27, 2024.

Section 82 of the Acts of 2022 authorizes DOER to coordinate with other New England states to consider projects for long-term clean energy generation, transmission or capacity for the benefit of residents of the Commonwealth and the region. If DOER, in consultation with the Attorney General, determines that a project would satisfy all of the benefits listed in Section 82, then pursuant to Section 82 the EDCs shall enter into cost-effective long-term contracts with a maximum term of twenty years upon such a finding. On October 26, 2022, the MPUC announced its selection of a Transmission Project and a Generation Project to promote renewable energy development in northern Maine. On December 30, 2022, the DOER made a positive determination that the selected projects would have benefits to Massachusetts and the region and Massachusetts would procure up to 40% of the projects. On December 22, 2023, the MPUC terminated the procurement after the transmission project developer indicated that it could no longer hold to the fixed price contained in its term sheet and required a price adjustment.

Fitchburg/Northern Utilities - 2024-2026 Triennial Energy Efficiency Plan - New Hampshire - On November 30, 2023, the NHPUC approved the changes to New Hampshire’s ratepayer-funded energy efficiency program offerings for the 2024–2026 period requested by New Hampshire’s electric and gas utilities.

FERC Transmission Formula Rate Proceedings- Pursuant to Section 206 of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (ROE) component of the ISO-New England, Inc. Participating Transmission Owners’ (PTOs) Regional Network Service and Local Network Service formula rates. In August 2013, FERC had found that the Transmission Owners existing ROE was unlawful, and set a new ROE. On April 14, 2017, the U.S. Court of Appeals for the D.C. Circuit (the Court) issued an opinion vacating and remanding FERC’s decision, finding that FERC had failed to articulate a satisfactory explanation for its orders. At this time, the ROE set in the vacated order will remain in place until further FERC action is taken. On November 21, 2019 the FERC issued an order in EL14-12, Midcontinent Independent System Operator ROE, in which FERC outlined a new methodology for calculating the ROE. The New England Transmission Owners (NETOs) thereafter filed a motion to reopen the record in their pending ROE dockets, which has been granted. This matter remains pending. The Company does not believe these proceedings will have a material adverse effect on its financial condition or results of operations.

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

Contractual Obligations

The following table lists the Company’s known specified gas and electric supply contractual obligations as of December 31, 2023.

		Payments Due by Period
Gas and Electric Supply Contractual Obligations (millions) as of December 31, 2023	Total	2024	2025	2026	2027	2028	2029 & Beyond
Gas Supply Contracts	$479.2	$79.9	$45.7	$44.3	$43.8	$39.1	$226.4
Electric Supply Contracts	12.1	1.3	1.3	1.3	1.3	1.1	5.8
Total	$491.3	$81.2	$47.0	$45.6	$45.1	$40.2	$232.2

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

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of December 31, 2023, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

In July 2019, the NH DES requested that Northern Utilities review modeled expectations for groundwater contaminants against observed data at the Rochester site. In June 2020, the NH DES coupled the submittal of the review to a proposed extension of the gas distribution system by Northern Utilities. Northern Utilities submitted the review in January 2022, and the NH DES directed that soil treatability studies as part of a Remedial Action Plan (RAP) be developed in June 2022. The Company submitted the studies and RAP to the NH DES in December 2022 and continues to await a decision from the agency; the RAP included three remediation alternatives for consideration by NH DES. In anticipation of the probable NH DES approval of one of the remediation alternatives and subsequent request for project design, the Company has accrued $2.5 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. The Company has determined that the high end of the range of reasonably possible remediation costs for the Rochester site could be $5.6 million based on remediation alternatives. Due to extended regulatory review time periods, Northern Utilities anticipates the commencement of remediation activities in 2025.

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

In August 2021, the Mass DEP issued a Notice of Non-compliance to Fitchburg following a November 2020 audit of the September 2015 Response Action Outcome on the MGP site. Mass DEP directed Fitchburg to further define the extent of MGP site contaminants in the sediment and riverbank of an abutting watercourse. Fitchburg began the investigation in November 2021 with the Mass DEP expanding the scope in June 2022 to include an observed river seep. Fitchburg submitted the results of its investigation and an Immediate Response Action (IRA) plan associated with the river seep to the Mass DEP in December 2022. The Mass DEP has review and approval authority over the IRA plan’s recommendations.

Fitchburg submitted an updated IRA plan to the Mass DEP in October 2023. The Company obtained cost-estimates for several remediation alternatives. In anticipation of the DEP accepting one of the remediation alternatives, Fitchburg has accrued $40,000 for estimated costs to complete the remediation at the Sawyer Passway site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. The Company has determined that the high end of the range of reasonably possible remediation costs for the Sawyer Passway site could be $3.5 million based on remediation alternatives. Fitchburg anticipates the commencement of remediation activities by the end of 2024.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the years-ended December 31, 2023 and 2022.

	December 31,
Environmental Obligations (millions)	2023	2022
Total Balance at Beginning of Period	$4.4	$2.7
Additions	0.7	2.0
Less: Payments / Reductions	0.5	0.3
Total Balance at End of Period	4.6	4.4
Less: Current Portion	0.6	0.6
Noncurrent Balance at End of Period	$4.0	$3.8

Note 8: Income Taxes

Provisions for Federal and State Income Taxes reflected as operating expenses in the accompanying consolidated statements of earnings for the years ended December 31, 2023, 2022, and 2021 are shown in the following table:

	(in millions)
	2023	2022	2021
Current Income Tax Provision
Federal	$4.3	$—	$—
State	1.5	0.2	0.7
Total Current Income Taxes	$5.8	$0.2	$0.7
Deferred Income Tax Provision
Federal	$4.8	$6.6	$7.3
State	2.6	4.4	3.5
Total Deferred Income Taxes	7.4	11.0	10.8
Total Income Tax Expense	$13.2	$11.2	$11.5

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	2023	2022	2021
Statutory Federal Income Tax Rate	21%	21%	21%
Income Tax Effects of:
State Income Taxes, net	6%	6%	6%
Utility Plant Differences	(5)%	(6)%	(3)%
Other, net	1%	—%	—%
Effective Income Tax Rate	23%	21%	24%

Temporary differences which gave rise to deferred tax assets and liabilities in 2023 and 2022 are shown in the following table:

Temporary Differences (in millions)	2023	2022
Deferred Tax Assets
Retirement Benefit Obligations	$11.2	$11.0
Net Operating Loss Carryforwards	0.1	3.5
Tax Credit Carryforwards	1.3	1.0
Other, net	1.3	1.4
Total Deferred Tax Assets	$13.9	$16.9
Deferred Tax Liabilities
Utility Plant Differences	180.3	$168.3
Regulatory Assets & Liabilities	8.9	11.3
Other, net	0.8	0.7
Total Deferred Tax Liabilities	190.0	180.3
Net Deferred Tax Liabilities	$176.1	$163.4

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at December 31, 2023 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2022; December 31, 2021; and December 31, 2020.

Income tax filings for the year ended December 31, 2022 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2022 which were filed with the IRS in October 2023, the Company utilized federal Net Operating Loss Carryforward (NOLC) assets of $1.4 million and $0.2 million of federal tax credit carryforward. As of December 31, 2023, the Company recognized the utilization of approximately $4.4 million of the NOLC asset and $1.7 million of federal tax credits available to offset current taxes payable. In addition, at December 31, 2023, the Company had $1.3 million of cumulative state tax credit carryforwards to offset future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2027.

On April 14, 2023, the IRS issued Revenue Procedure 2023-15 that provides a safe harbor method of accounting that taxpayers may use to determine whether to deduct or capitalize expenditures to repair, maintain, replace, or improve natural gas transmission and distribution property. Under the revenue procedure, the method of accounting will depend on the property’s classification as linear transmission property, linear distribution property, or non-linear property. The revenue procedure may be adopted in tax years ending after May 1, 2023. The Company is evaluating the revenue procedure and the effect adopting the safe harbor would have on its property that is subject to this guidance.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA included new taxes on corporations, including the Corporate Alternative Minimum Tax (AMT) and the Excise Tax on Repurchase of Corporate Stock. The AMT is equal to 15% of a corporation’s adjusted financial statement income (AFSI). The AMT applies to companies that have a 3 year average AFSI of greater than $1 billion. The IRA also extended and modified certain renewable energy related credits. The Company has evaluated the IRA provisions and determined that they do not have a material effect on the Company’s financial statements as of December 31, 2023.

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction of the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) and recorded a net Regulatory Liability in the amount of $48.9 million at December 31, 2017. The Company expects to flow through to customers $47.1 million of excess ADIT in utility base rates. Approximately $1.8 million of excess ADIT was created through reconciling mechanisms at December 31, 2017, which had not been previously collected from customers through utility rates. The Company reconciled these excess ADIT amounts through the specific reconciliation mechanisms in each of those individual reconciling mechanisms which were reviewed by state regulators. The benefit of protected excess ADIT amounts will be subject to flow back to customers in utility rates according to the Average Rate Assumption Method (ARAM). The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. As of December 31, 2023, the Company flowed back $9.3 million to customers in its Massachusetts, Maine, New Hampshire and federal jurisdictions.

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

The following table includes the key assumptions used in determining the Company’s benefit plan costs and obligations:

	2023	2022	2021
Used to Determine Plan costs for years ended December 31:
Discount Rate	5.25%	2.85%	2.50%
Rate of Compensation Increase	3.00%	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.50%	7.50%	7.50%

Used to Determine Benefit Obligations at December 31:
Discount Rate	5.00%	5.25%	2.85%
Rate of Compensation Increase	3.00%	3.00%	3.00%

The health care cost trend rate used to determine plan costs for 2023 for pre-65 retirees is 8.00%, with an ultimate rate of 4.50% in 2030, and for post-65 retirees, the health care cost trend rate is 6.25%, with an ultimate rate of 4.50% in 2030. The health care cost trend rate used to determine plan costs for 2022 for both pre-65 retirees and post-65 retirees is 6.20%, with an ultimate rate of 4.50% in 2029. The health care cost trend rate used to determine plan costs for 2021 for both pre-65 retirees and post-65 retirees is 6.60%, with an ultimate rate of 4.50% in 2029.

The health care cost trend rate used to determine benefit obligations at December 31, 2023 for pre-65 retirees is 8.00%, with an ultimate rate of 4.50% in 2033, and for post-65 retirees, the health care cost trend rate is 6.00%, with an ultimate rate of 4.50% in 2033. The health care cost trend rate used to determine benefit obligations at December 31, 2022 for pre-65 retirees is 8.00%, with an ultimate rate of 4.50% in 2030, and for post-65 retirees, the health care cost trend rate is 6.25%, with an ultimate rate of 4.50% in 2030. The health care cost trend rate used to determine benefit obligations at December 31, 2021 for both pre-65 and post-65 retirees is 6.20%, with an ultimate rate 4.50% in 2029.

The Discount Rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For 2023, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $113,200 in the Net Periodic Benefit Cost (NPBC). The Rate of Compensation Increase assumption used for 2023 was based on the expected long-term increase in compensation costs for personnel covered by the plans.

The following table provides the components of the Company’s Retirement plan costs (000’s):

	Pension Plan			PBOP Plan			SERP
	2023	2022	2021	2023	2022	2021	2023	2022	2021

Service Cost	$2,091	$3,165	$3,472	$1,493	$2,890	$3,034	$250	$273	$354

Interest Cost	7,480	5,486	5,003	2,899	3,194	2,740	754	472	458

Expected Return on Plan Assets	(10,689)	(10,883)	(9,693)	(3,408)	(3,415)	(2,508)	—	—	—

Prior Service Cost Amortization	356	356	301	794	1,092	1,208	55	55	56

Actuarial Loss Amortization	—	5,507	8,089	(1,464)	1,020	1,045	—	794	1,489

Sub-total	(762)	3,631	7,172	314	4,781	5,519	1,059	1,594	2,357

Amounts Capitalized or Deferred	1,598	(1,085)	(3,384)	555	(2,388)	(3,136)	(327)	(472)	(712)
NPBC Recognized	$836	$2,546	$3,788	$869	$2,393	$2,383	$732	$1,122	$1,645

The Company bases the actuarial determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the fair value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of the market-related assets will be affected as previously deferred gains or losses are recognized. Had the Company used the fair value of assets instead of the market-related value, pension expense for the years 2023, 2022 and 2021 would have been $2.8 million, $2.4 million and $6.1 million respectively, prior to amounts capitalized or deferred.

The following table represents information on the plans’ assets, projected benefit obligations (PBO), and funded status (000’s):

	Pension Plan		PBOP Plan		SERP
Change in Plan Assets:	2023	2022	2023	2022	2023	2022

Plan Assets at Beginning of Year	$126,098	$152,006	$44,770	$42,651	$—	$—

Actual Return on Plan Assets	16,822	(19,984)	6,865	(6,810)	—	—

Employer Contributions	3,850	3,800	2,790	12,153	665	637

Participant Contributions	—	—	234	279	—	—

Benefits Paid	(8,877)	(9,724)	(2,767)	(3,503)	(665)	(637)
Plan Assets at End of Year	$137,893	$126,098	$51,892	$44,770	$—	$—

Change in PBO:

PBO at Beginning of Year	$146,953	$199,418	$56,510	$112,087	$14,810	$17,714

Service Cost	2,091	3,165	1,493	2,890	250	273

Interest Cost	7,480	5,486	2,899	3,194	754	472

Participant Contributions	—	—	234	279	—	—

Plan Amendments	—	—	—	—	—	—

Benefits Paid	(8,877)	(9,724)	(2,767)	(3,503)	(665)	(637)

Actuarial (Gain) or Loss	6,920	(51,392)	8,322	(58,437)	(295)	(3,012)
PBO at End of Year	$154,567	$146,953	$66,691	$56,510	$14,854	$14,810
Funded Status: Assets vs PBO	$(16,674)	$(20,855)	$(14,799)	$(11,740)	$(14,854)	$(14,810)

The increase in the PBO for the Pension, PBOP and SERP plans as of December 31, 2023 compared to December 31, 2022 primarily reflects a decrease in the assumed discount rate as of December 31, 2023 and normal changes in service cost, interest cost and demographic data.

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

The Company has recorded on its consolidated balance sheets as a liability the underfunded status of its and its subsidiaries’ retirement benefit obligations based on the projected benefit obligation. The Company has recognized Regulatory Assets, net of deferred tax benefits, of $29.8 million and $29.1 million at December 31, 2023 and 2022, respectively, to account for the future collection of these plan obligations in electric and gas rates. These amounts are recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans.

The Accumulated Benefit Obligation (ABO) is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and the ABO is that the PBO includes projected compensation increases. The ABO for the Pension Plan was $146.3 million and $138.3 million as of December 31, 2023 and 2022, respectively. The ABO for the SERP was $14.4 million and $13.9 million as of December 31, 2023 and 2022, respectively. For the PBOP Plan, the ABO and PBO are the same. (See Note 1 (Summary of Significant Accounting Policies) for further discussion of SERP funding.)

The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2024 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

The following table represents employer contributions, participant contributions and benefit payments (000’s).

	Pension Plan			PBOP Plan			SERP
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Employer Contributions	$3,850	$3,800	$4,100	$2,790	$12,153	$8,903	$665	$637	$637
Participant Contributions	$—	$—	$—	$234	$279	$220	$—	$—	$—
Benefit Payments	$8,877	$9,724	$6,489	$(2,767)	$3,503	$2,905	$665	$637	$637

The following table represents estimated future benefit payments (000’s).

Estimated Future Benefit Payments
	Pension	PBOP	SERP
2024	$8,006	$3,197	$679
2025	8,678	3,466	1,173
2026	9,162	3,698	1,167
2027	10,210	3,789	1,160
2028	10,309	3,803	1,153
2029-2033	57,049	20,913	5,607

The Expected Long-Term Rate of Return on Pension Plan assets assumption used by the Company is developed based on input from actuaries and investment managers. The Company’s Expected Long-Term Rate of Return on Pension Plan assets is based on target investment allocation of 58% in common stock equities, 37% in fixed income securities and 5% in real estate securities. The Company’s Expected Long-Term Rate of Return on PBOP Plan assets is based on target investment allocation of 55% in common stock equities and 45% in fixed income securities. The actual investment allocations are shown in the following tables.

Pension Plan	Target Allocation	Actual Allocation at December 31,
	2024	2023	2022	2021
Equity Funds	58%	57%	53%	57%
Debt Funds	37%	36%	38%	38%
Real Estate Fund	5%	6%	7%	4%
Other(1)	—	1%	2%	1%
Total		100%	100%	100%

(1)
Represents investments being held in cash equivalents as of December 31, 2023, December 31, 2022 and December 31, 2021 pending payment of benefits.

PBOP Plan	Target Allocation	Actual Allocation at December 31,
	2024	2023	2022	2021
Equity Funds	55%	56%	55%	56%
Debt Funds	45%	44%	45%	44%
Total		100%	100%	100%

The combination of these target allocations and expected returns resulted in the overall assumed long-term rate of return of 7.50% for 2023. The Company evaluates the actuarial assumptions, including the expected rate of return, at least annually. The primary financial objective of the plans is to earn their expected long-term returns without assuming undue risks of funded status volatility. The target rate of return for the Plans has been based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2023 and 2022. Please also see Note 1 (Summary of Significant Accounting Policies) for a discussion of the Company’s fair value accounting policy.

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

Assets measured at fair value on a recurring basis for the Pension Plan as of December 31, 2023 and 2022 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2023
Pension Plan Assets:
Mutual Funds:
Equity Funds	$78,522	$78,522	$—	$—
Fixed Income Funds	49,359	49,359	—	—
Total Mutual Funds	127,881	127,881	—	—
Cash Equivalents	2,266	2,266
Total Assets in the Fair Value Hierarchy	$130,147	$130,147	$—	$—
Real Estate Fund–Measured at Net Asset Value	7,746
Total Assets	$137,893
2022
Pension Plan Assets:
Mutual Funds:
Equity Funds	$67,332	$67,332	$—	$—
Fixed Income Funds	47,646	47,646	—	—
Total Mutual Funds	114,978	114,978	—	—
Cash Equivalents	2,598	2,598
Total Assets in the Fair Value Hierarchy	$117,576	$117,576	$—	$—
Real Estate Fund–Measured at Net Asset Value	8,522
Total Assets	$126,098

Redemptions of the Real Estate Fund are subject to a sixty-five day notice period and the fund is valued quarterly. There are no unfunded commitments.

Assets measured at fair value on a recurring basis for the PBOP Plan as of December 31, 2023 and 2022 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2023
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$23,025	$23,025	$—	$—
Equity Funds	28,867	28,867	—	—
Total Assets	$51,892	$51,892	$—	$—

2022
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$20,156	$20,156	$—	$—
Equity Funds	24,614	24,614	—	—
Total Assets	$44,770	$44,770	$—	$—

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

The Company’s contributions to the 401(k) Plan were $4.0 million, $3.5 million and $3.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023. Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded as of December 31, 2023 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Unitil management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based upon criteria established in the “Internal Control–Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Unitil management concluded that Unitil’s internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which appears in Part II, Item 8 herein.

Changes in Internal Control over Financial Reporting

There have been no changes in Unitil’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, Unitil’s internal control over financial reporting.

Item 9B. Other Information

(a) On February 13, 2024, the Company issued a press release announcing its results of operations for the year ended December 31, 2023. The press release is furnished with this Annual Report on Form 10-K as Exhibit 99.1.

(b) During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted or terminated a Rule10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K promulgated under the Securities Exchange Act of 1934) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Securities Exchange Act of 1934).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth in the “Proposal 1: Election of Directors” section and the “Description of Management” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 1, 2024. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, is set forth in the “Corporate Governance and Policies of the Board—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 1, 2024. Information regarding the Company’s Audit Committee is set forth in the “Committees of the Board—Audit Committee” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 1, 2024. Information regarding the Company’s Code of Ethics is set forth in the “Corporate Governance and Policies of the Board—Code of Ethics” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 1, 2024. Information regarding procedures by which shareholders may recommend nominees to the Company’s Board of Directors is set forth in the “Corporate Governance and Policies of the Board—Nominations” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 1, 2024.

Item 11. Executive Compensation

Information required by this Item is set forth in the “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 1, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is set forth in the “Beneficial Ownership” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 1, 2024, as well as the Equity Compensation Plan Information table in Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is set forth in the “Corporate Governance and Policies of the Board—Transactions with Related Persons” and the “Corporate Governance and Policies of the Board—Director Independence” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 1, 2024.

Item 14. Principal Accountant Fees and Services

Information required by this Item is set forth in the “Audit Committee Report—Principal Accountant Fees and Services” and the “Audit Committee Report—Audit Committee Pre-Approval Policy” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 1, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2)—LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP; PCAOB ID No. 34)
•
Consolidated Statements of Earnings for the years ended December 31, 2023, 2022 and 2021
•
Consolidated Balance Sheets—December 31, 2023 and 2022
•
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
•
Consolidated Statements of Changes in Common Stock Equity for the years ended December 31, 2023, 2022 and 2021
•
Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(3)—LIST OF EXHIBITS

Exhibit Number	Description of Exhibit	Reference (1)
3.1 (P)	Articles of Incorporation of Unitil Corporation.	Exhibit 3.1 to Form S-14 Registration Statement No. 2-93769 dated October 12, 1984

3.2 (P)	Articles of Amendment to the Articles of Incorporation of Unitil Corporation filed on March 4, 1992.	Exhibit 3.2 to Form 10-K for 1991 (SEC File No. 1-8858)

3.3	Articles of Amendment to the Articles of Incorporation of Unitil Corporation filed on September 23, 2008.	Exhibit 3.3 to Form S-3/A Registration Statement No. 333-152823 dated November 25, 2008

3.4	Articles of Amendment to the Articles of Incorporation of Unitil Corporation filed on April 27, 2011.	Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-168394, dated January 28, 2014

3.5	Fourth Amended and Restated By-Laws of Unitil Corporation.	Exhibit 3.1 to Form 8-K dated April 29, 2020 (SEC File No. 1-8858)

4.1

Twelfth Supplemental Indenture of Unitil Energy Systems, Inc., successor to Concord Electric Company, dated as of December 2, 2002, amending and restating the Concord Electric Company Indenture of Mortgage and Deed of Trust dated as of July 15, 1958.

Exhibit 4.1 to Form 10-K for 2002 (SEC File No. 1-8858)

4.2	Fitchburg Note Agreement dated January 15, 1999 for the 7.37% Notes due January 15, 2029.	Exhibit 4.25 to Form 10-K for 1999 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)
4.3	Fitchburg Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001 (SEC File No. 1-8858)

4.4	Fitchburg Note Agreement dated October 15, 2003 for the 6.79% Notes due October 15, 2025.	Exhibit 4.7 to Form 10-K for 2003 (SEC File No. 1-8858)

4.5	Fitchburg Note Agreement dated December 21, 2005 for the 5.90% Notes due December 15, 2030.	(2)

4.6	Thirteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of September 26, 2006.	(2)

4.7	Northern Utilities Note Purchase Agreement, dated as of December 3, 2008, for the 6.95% Senior Notes, Series A due December 3, 2018 and the 7.72% Senior Notes, Series B due December 3, 2038.	Exhibit 4.1 to Form 8-K dated December 3, 2008 (SEC File No. 1-8858)

4.8	Fourteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of March 2, 2010.	Exhibit 4.4 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.9	Northern Utilities form of Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.1 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.10	Northern Utilities form of Note issued pursuant to the Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.2 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.11	Note Purchase Agreement dated August 1, 2016 by and among Unitil Corporation and the several purchasers named therein for the 3.70% Senior Notes, Series 2016, due August 1, 2026.	Exhibit 4.1 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.12	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Metropolitan Life Insurance Company in the principal amount of $11,200,000.	Exhibit 4.2 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.13	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $4,000,000.	Exhibit 4.3 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.14	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $3,800,000.	Exhibit 4.4 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.15	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $1,000,000.	Exhibit 4.5 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.16	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $5,000,000.	Exhibit 4.6 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)
4.17	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $3,000,000.	Exhibit 4.7 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.18	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Companion Life Insurance Company in the principal amount of $2,000,000.	Exhibit 4.8 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.19

Note Purchase Agreement dated July 14, 2017 by and among Northern Utilities, Inc. and the several purchasers named therein for the 3.52% Senior Notes, Series 2017A, due November 1, 2027 and the 4.32% Senior Notes, Series 2017B, due November 1, 2047.

Exhibit 4.1 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.20

Note Purchase Agreement dated July 14, 2017 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein for the 3.52% Senior Notes, Series 2017A, due November 1, 2027 and the 4.32% Senior Notes, Series 2017B, due November 1, 2047.

Exhibit 4.2 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.21	Note Purchase Agreement dated July 14, 2017 by and among Granite State Gas Transmission, Inc. and the several purchasers named therein for the 3.72% Senior Notes, Series 2017A, due November 1, 2027.	Exhibit 4.3 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.22 (4)	3.52% Senior Note, Series 2017A, due November 1, 2027, issued by Northern Utilities, Inc. to Great-West Life & Annuity Insurance Company.	Exhibit 4.2 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.23 (4)	4.32% Senior Note, Series 2017B, due November 1, 2047, issued by Northern Utilities, Inc. to The Canada Life Insurance Company of Canada.	Exhibit 4.3 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.24 (4)	3.52% Senior Note, Series 2017A, due November 1, 2027, issued by Fitchburg Gas and Electric Light Company to Great-West Life & Annuity Insurance Company.	Exhibit 4.5 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.25 (4)	4.32% Senior Note, Series 2017B, due November 1, 2047, issued by Fitchburg Gas and Electric Light Company to The Great-West Life Assurance Company.	Exhibit 4.6 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.26 (4)	3.72% Senior Note, Series 2017A, due November 1, 2027, issued by Granite State Gas Transmission, Inc. to Thrivent Financial for Lutherans.	Exhibit 4.8 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.27

Bond Purchase Agreement dated November 30, 2018 by and among Unitil Energy Systems, Inc. and the several purchasers named therein for the $30,000,000 aggregate principal amount of first mortgage bonds, Series Q, due November 30, 2048.

Exhibit 4.1 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.28	Fifteenth Supplemental Indenture dated November 29, 2018 by and between Unitil Energy Systems, Inc. and U.S. Bank National Association (as trustee).	Exhibit 4.2 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.29 (4)	First Mortgage Bond, Series Q, 4.18%, due November 30, 2048, issued by Unitil Energy Systems, Inc. to United of Omaha Life Insurance Company.	Exhibit 4.3 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)

4.30	Note Purchase Agreement dated September 12, 2019 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

4.31 (4)	4.04% Senior Note, Series 2019, due September 12, 2049, issued by Northern Utilities, Inc. to Pacific Life Insurance Company.	Exhibit 4.2 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

4.32	Note Purchase Agreement dated December 18, 2019 by and among Unitil Corporation and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated December 18, 2019 (SEC File No. 1-8858)

4.33 (4)	3.43% Senior Note, Series 2019, due December 18, 2029, issued by Unitil Corporation to CHIMEFISH & CO, as nominee for American Equity Investment Life Insurance Company.	Exhibit 4.2 to Form 8-K dated December 18, 2019 (SEC File No. 1-8858)

4.34	Note Purchase Agreement dated September 15, 2020 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.35 (4)	3.78% Senior Note, Series 2020, due September 15, 2040, issued by Northern Utilities, Inc. to Metropolitan Life Insurance Company.	Exhibit 4.2 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.36	Note Purchase Agreement dated September 15, 2020 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein.	Exhibit 4.3 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.37 (4)	3.78% Senior Note, Series 2020A, due September 15, 2040, issued by Fitchburg Gas and Electric Light Company to Brighthouse Life Insurance Company of NY.	Exhibit 4.4 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.38	Bond Purchase Agreement dated September 15, 2020 by and among Unitil Energy Systems, Inc., U.S. Bank National Association (as trustee), and the several purchasers named therein.	Exhibit 4.5 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.39	Sixteenth Supplemental Indenture dated September 15, 2020 by and between Unitil Energy Systems, Inc. and U.S. Bank National Association (as trustee).	Exhibit 4.6 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.40 (4)	First Mortgage Bond, Series R, 3.58%, due September 15, 2040, issued by Unitil Energy Systems, Inc. to CUDD and CO (as nominee for Symetra Life Insurance Company).	Exhibit 4.7 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.41 (5)	Note Purchase Agreement dated July 6, 2023 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated July 6, 2023 (SEC File No. 1-8858)

4.42 (4)	5.70% Senior Note, Series 2023A, due July 2, 2033, issued by Fitchburg Gas and Electric Light Company to MetLife Reinsurance Company of Hamilton, Ltd.	Exhibit 4.2 to Form 8-K dated July 6, 2023 (SEC File No. 1-8858)

4.43 (4)	5.96% Senior Note, Series 2023B, due July 2, 2053, issued by Fitchburg Gas and Electric Light Company to Mutual of Omaha Insurance Company	Exhibit 4.3 to Form 8-K dated July 6, 2023 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)
4.44	Amended and Restated Note issued to Bank of America, N.A.	Exhibit 4.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.45	Loan Agreement dated December 18, 2020 between Unitil Realty Corp. and TD Bank, N.A.	Exhibit 4.48 to Form 10-K for 2020 (SEC File No. 1-8858)

4.46	Mortgage and Security Agreement dated December 18, 2020 between Unitil Realty Corp. and TD Bank, N.A.	Exhibit 4.49 to Form 10-K for 2020 (SEC File No. 1-8858)

4.47	Mortgage Loan Note dated December 18, 2020 issued to TD Bank, N.A.	Exhibit 4.50 to Form 10-K for 2020 (SEC File No. 1-8858)

4.48	Description of Registrant’s Securities	Exhibit 4.50 to Form 10-K for 2021 (SEC File No. 1-8858)

4.49 (5)	Third Amended and Restated Credit Agreement dated September 29, 2022 among Unitil Corporation, Bank of America, N.A., as administrative agent, and the Lenders	Exhibit 4.1 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

4.50	Second Amended and Restated Note issued to Citizens Bank, N.A.	Exhibit 4.2 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

4.51	Second Amended and Restated Note issued to TD Bank, N.A.	Exhibit 4.3 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

10.1 (3)	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.2 (3)	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.3 (3)	Amended and Restated Form of Severance Agreement (Three-Year Term).	Exhibit 10.1 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.4 (3)	Amended and Restated Form of Severance Agreement (Two-Year Term).	Exhibit 10.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.5 (3)	Amended and Restated Form of Severance Agreement (Two-Year Term; Non Pension).	Exhibit 10.3 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.6 (3)	Severance Agreement dated March 23, 2020, between the Company and Daniel J. Hurstak.	Exhibit 10.1 to Form 8-K dated March 19, 2020 (SEC File No. 1-8858)

10.7 (3)	Severance Agreement dated July 29, 2020, between the Company and Robert B. Hevert.	Exhibit 10.1 to Form 8-K dated July 29, 2020 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)

10.8 (3)	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2016.	Exhibit 10.1 to Form 10-Q for March 31, 2017 (SEC File No. 1-8858)

10.9 (3)	Amended and Restated Supplemental Executive Retirement Plan.	Exhibit 10.5 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.10 (3)	Unitil Corporation Deferred Compensation Plan.	Exhibit 10.6 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.11 (3)	Unitil Corporation Management Incentive Plan (amended and restated as of June 5, 2013).	Exhibit 10.2 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

10.12 (3)	Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Appendix 1 to the Proxy Statement filed on Schedule 14A dated March 13, 2012 (SEC File No. 1-8858)

10.13 (3)	Form of Restricted Stock Unit Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Exhibit 4.7 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.14 (3)	Form of Restricted Stock Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Exhibit 4.8 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.15 (3)	Unitil Corporation Tax Deferred Savings and Investment Plan, as amended and restated effective as of January 1, 2021.	Exhibit 10.15 to Form 10-K for 2021 (SEC File No. 1-8858)

10.16 (3)	Unitil Corporation Tax Deferred Savings and Investment Plan Trust Agreement.	Exhibit 4.2 to Form S-8 Registration Statement No. 333-234391 dated October 31, 2019

10.17 (3)	Unitil Corporation Incentive Plan (amended and restated as of January 26, 2015).	Exhibit 10.1 to Form 10-Q for March 31, 2015 (SEC File No. 1-8858)

10.18 (3)	Employment Agreement effective April 25, 2021 between Unitil Corporation and Thomas P. Meissner, Jr.	Exhibit 10.1 to Form 8-K dated April 28, 2021 (SEC File No. 1-8858)

10.19 (3)	Unitil Corporation—Compensation of Directors effective as of January 1, 2022.	Exhibit 10.21 to Form 10-K for 2021 (SEC File No. 1-8858)

10.20 (3)	Unitil Corporation - Compensation of Directors effective as of January 1, 2024	Filed herewith

Exhibit Number	Description of Exhibit	Reference (1)
10.21

Underwriting Agreement dated August 4, 2021 among Unitil Corporation, on the one hand, and RBC Capital Markets, LLC and BofA Securities, Inc., on the other hand, for themselves and as representatives of the several underwriters named therein.

Exhibit 1.1 to Form 8-K dated August 3, 2021 (File No. 1-8858)

10.22 (3)	Form of Restricted Stock Agreement (Time Vesting)	Exhibit 10.1 to Form 8-K dated January 24, 2023 (SEC File No. 1-8858)

10.23 (3)	Form of Restricted Stock Agreement (Performance Vesting)	Exhibit 10.2 to Form 8-K dated January 24, 2023 (SEC File No. 1-8858)

19.1	Unitil Corporation Corporate Governance Guidelines and Policies of the Board of Directors (includes the Registrant’s insider trading policies and procedures)	Filed herewith

21.1	Statement Re: Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1

Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith

97.1	Executive Compensation Recovery Policy	Filed herewith

99.1	Unitil Corporation Press Release Dated February 13, 2024 Announcing Earnings For the Year Ended December 31, 2023.	Furnished herewith
3
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

(1) The exhibits referred to in this column by specific designations and dates have heretofore been filed with or furnished to the Securities and Exchange Commission under such designations and are hereby incorporated by reference.

(2) In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, the instrument defining the debt of the Registrant and its subsidiary, described above, has been omitted but will be furnished to the Commission upon request.

(3) These exhibits represent a management contract or compensatory plan.

(4) This Note or Bond (each, an “Instrument”) is substantially identical in all material respects to other Instruments that are otherwise required to be filed as exhibits, except as to the registered payee of such Instrument, the identifying number of such Instrument, and the principal amount of such Instrument. In accordance with instruction no. 2 to Item 601 of Regulation S-K, the registrant has filed a copy of only one of such Instruments, with a schedule identifying the other Instruments omitted and setting forth the material details in which such Instruments differ from the Instrument that was filed. The registrant acknowledges that the Securities and Exchange Commission may at any time in its discretion require filing of copies of any Instruments so omitted.

(5) In accordance with Item 601(a)(5) of Regulation S-K, this exhibit omits certain of its schedules and exhibits. This exhibit’s table of contents includes a brief description of the subject matter of all of its schedules and exhibits, including the omitted schedules and exhibits. The Registrant acknowledges that it must provide a copy of any omitted schedules or exhibits to the Securities and Exchange Commission or its staff upon request.

(P) Paper exhibit.

(P)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION

Date February 13, 2024	By	/S/ THOMAS P. MEISSNER, JR.
Thomas P. Meissner, Jr.
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ THOMAS P. MEISSNER, JR.	Principal Executive Officer; Director	February 13, 2024
Thomas P. Meissner, Jr.

/S/ DANIEL J. HURSTAK Daniel J. Hurstak	Principal Financial Officer	February 13, 2024

/S/ TODD R. DIGGINS Todd R. Diggins	Principal Accounting Officer	February 13, 2024

/S/ MICHAEL B. GREEN Michael B. Green	Director	February 13, 2024

/S/ EDWARD F. GODFREY Edward F. Godfrey	Director	February 13, 2024

/S/ WINFIELD S. BROWN Winfield S. Brown	Director	February 13, 2024

/S/ NEVEEN F. AWAD Neveen F. Awad	Director	February 13, 2024

/S/ DAVID A. WHITELEY David A. Whiteley	Director	February 13, 2024

/S/ SUZANNE FOSTER Suzanne Foster	Director	February 13, 2024

/S/ JUSTINE VOGEL Justine Vogel	Director	February 13, 2024

/S/ MARK H. COLLIN Mark H. Collin	Director	February 13, 2024

/s/ ANNE L. ALONZO	Director	February 13, 2024
Anne L. Alonzo