Form 10-Q
period 2024-03-31
UNITIL CORP
filed 2024-05-07
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2024
Common Stock, no par value	16,168,480 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2024

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

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Unitil Corporation’s 2023 Annual Report on Form 10-K for additional information.

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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 108,500 electric customers and 88,400 gas customers.

In addition, Unitil is the parent company of Granite State Gas Transmission, Inc. (Granite State), an interstate gas transmission pipeline company, operating 85 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major gas pipelines and access to domestic gas supplies in the south and Canadian gas supplies in the north.

Unitil had an investment in Net Utility Plant of $1,429.8 million at March 31, 2024. Earnings from Unitil’s utility operations are derived primarily from the return on investment in the utility assets of the three distribution utilities and Granite State. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended March 31, 2024 and March 31, 2023 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Three Months Ended March 31, 2024 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$73.6	$105.1	$—	$178.7
Less: Cost of Sales	(46.5)	(44.1)	—	(90.6)
Less: Depreciation and Amortization	(7.0)	(10.8)	(0.2)	(18.0)
GAAP Gross Margin	20.1	50.2	(0.2)	70.1
Depreciation and Amortization	7.0	10.8	0.2	18.0
Adjusted Gross Margin	$27.1	$61.0	$—	$88.1

Three Months Ended March 31, 2023 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$108.2	$112.0	$—	$220.2
Less: Cost of Sales	(81.5)	(57.1)	—	(138.6)
Less: Depreciation and Amortization	(6.4)	(10.1)	(0.2)	(16.7)
GAAP Gross Margin	20.3	44.8	(0.2)	64.9
Depreciation and Amortization	6.4	10.1	0.2	16.7
Adjusted Gross Margin	$26.7	$54.9	$—	$81.6

Electric GAAP Gross Margin was $20.1 million in the three months ended March 31, 2024, a decrease of $0.2 million compared to the same period in 2023. The decrease was driven by higher depreciation and amortization expense of $0.6 million, partially offset by higher rates and customer growth of $0.4 million.

Gas GAAP Gross Margin was $50.2 million in the three months ended March 31, 2024, an increase of $5.4 million compared to the same period in 2023. The increase was driven by higher rates and customer growth of $6.5 million, partially offset by the unfavorable effects of warmer winter weather in 2024 of $0.4 million and higher depreciation and amortization of $0.7 million.

Earnings Overview

The Company’s Net Income was $27.2 million, or $1.69 in Earnings Per Share (EPS) for the first quarter of 2024, an increase of $3.1 million in Net Income, or $0.18 in EPS, compared to the first quarter of 2023.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $27.1 million in the first quarter of 2024, an increase of $0.4 million compared to the same period in 2023. This increase reflects higher rates and customer growth.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $61.0 million in the first quarter of 2024, an increase of $6.1 million compared to the same period in 2023, driven by higher rates and customer growth of $6.5 million, partially offset by the unfavorable effects of warmer winter weather in 2024 of $0.4 million.

Operation and Maintenance (O&M) expenses increased $0.1 million in the three months ended March 31, 2024, compared to the same period in 2023. The increase reflects higher utility operating costs.

Depreciation and Amortization expense increased $1.3 million in the three months ended March 31, 2024, compared to the same period in 2023, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization of storm costs and other deferred costs.

Taxes Other Than Income Taxes increased $0.4 million in the three months ended March 31, 2024, compared to the same period in 2023, reflecting higher local property taxes on higher utility plant in service and higher payroll taxes.

Interest Expense, Net increased $0.2 million in the three months ended March 31, 2024, compared to the same period in 2023, primarily reflecting higher interest expense on short-term borrowings and higher levels of long-term debt, partially offset by higher interest income on regulatory assets and other.

Other Expense (Income), Net increased $0.3 million in the three months ended March 31, 2024, compared to the same period in 2023, reflecting higher retirement benefit costs.

Federal and State Income Taxes for the three months ended March 31, 2024 increased $1.1 million compared with the same period in 2023, reflecting higher pre-tax earnings in 2024.

At its January 2024 and May 2024 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.425 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.70 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

Electric Revenues, Adjusted Gross Margin and Sales

Electric Operating Revenues and Electric Adjusted Gross Margin - The following table details Total Electric Operating Revenues and Electric Adjusted Gross Margin for the three months ended March 31, 2024 and 2023:

Electric Operating Revenues and Electric Adjusted Gross Margin (millions)
	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Electric Operating Revenue:
Residential	$43.5	$68.6	$(25.1)	(36.6)%
Commercial / Industrial	30.1	39.6	(9.5)	(24.0)%
Total Electric Operating Revenue	73.6	108.2	(34.6)	(32.0)%
Cost of Electric Sales	46.5	81.5	(35.0)	(42.9)%
Electric Adjusted Gross Margin	$27.1	$26.7	$0.4	1.5%

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $27.1 million for the three months ended March 31, 2024, an increase of $0.4 million, compared with the same period in 2023. This increase reflects higher rates and customer growth.

Total Electric Operating Revenue decreased $34.6 million, or 32.0%, in the three months ended March 31, 2024, compared to the same period in 2023, reflecting lower costs of electric sales, which are tracked and reconciled to costs that are passed through directly to customers, partially offset by higher electric distribution rates.

Kilowatt-hour Sales - Unitil’s total electric kWh sales were essentially unchanged in the three month period ended March 31, 2024, compared to the same period in 2023. Sales to Residential decreased 0.8% and sales to Commercial and Industrial (C&I) customers increased 0.7% in the three month period ended March 31, 2024, compared to the same period in 2023. As of March 31, 2024, the number of electric customers increased by approximately 500 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales. Substantially all of the Company’s electric kWh sales volumes are decoupled.

The following table details total kWh sales for the three months ended March 31, 2024 and 2023 by major customer class:

kWh Sales (millions)
	Three Months Ended March 31,
	2024	2023	Change	% Change
Residential	179.9	181.3	(1.4)	(0.8)%
Commercial / Industrial	230.0	228.5	1.5	0.7%
Total	409.9	409.8	0.1	—

Gas Revenues, Adjusted Gross Margin and Sales

Gas Operating Revenues and Adjusted Gross Margin - The following table details Total Gas Operating Revenues and Gas Adjusted Gross Margin for the three months ended March 31, 2024 and 2023:

Gas Operating Revenues and Gas Adjusted Gross Margin (millions)
	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Gas Operating Revenue:
Residential	$44.8	$46.5	$(1.7)	(3.7)%
Commercial / Industrial	60.3	65.5	(5.2)	(7.9)%
Total Gas Operating Revenue	105.1	112.0	(6.9)	(6.2)%
Cost of Gas Sales	44.1	57.1	(13.0)	(22.8)%
Gas Adjusted Gross Margin	$61.0	$54.9	$6.1	11.1%

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $61.0 million for the three months ended March 31, 2024, an increase of $6.1 million compared to the same period in 2023, driven by higher rates and customer growth of $6.5 million, partially offset by the unfavorable effects of warmer winter weather in 2024 of $0.4 million.

The decrease in Total Gas Operating Revenue of $6.9 million, or 6.2%, in the three months ended March 31, 2024, compared to the same period in 2023, reflects lower costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers, and lower gas therm sales, partially offset by higher gas distribution rates.

Therm Sales - Unitil’s total gas therm sales decreased 1.8% in the three month period ended March 31, 2024, compared to the same period in 2023. In the first quarter of 2024, sales to Residential and C&I customers decreased 3.2% and 1.3%, respectively, compared to the same period in 2023, reflecting warmer winter weather in 2024 compared to 2023, partially offset by customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 0.6% fewer EDD in the first quarter of 2024 compared to the same period in 2023. The Company estimates weather-normalized gas therm sales for Northern Utilities' Maine division, the Company's only non-decoupled gas service area, increased 0.3% in the first three months of 2024 compared to the same period in 2023. As of March 31, 2024, the number of gas customers increased by approximately 1,100 over the previous year. Sales margins derived from decoupled unit sales (currently representing approximately 42% of total annual therm sales volume) are not sensitive to changes in gas therm sales, although those sales margins are sensitive to changes in the number of customers served.

The following table details total firm therm sales for the three months ended March 31, 2024 and 2023 by major customer class:

Therm Sales (millions)
	Three Months Ended March 31,
	2024	2023	Change	% Change
Residential	21.2	21.9	(0.7)	(3.2)%
Commercial / Industrial	68.5	69.4	(0.9)	(1.3)%
Total	89.7	91.3	(1.6)	(1.8)%

Operating Expenses

Cost of Electric Sales - Cost of Electric Sales includes the cost of electric supply and spending on energy efficiency programs. Cost of Electric Sales decreased $35.0 million, or 42.9%, in the three months ended March 31, 2024, compared to the same period in 2023. This decrease reflects lower wholesale electricity prices. Because the Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Cost of Gas Sales - Cost of Gas Sales includes the cost to supply the Company’s total gas requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $13.0 million, or 22.8%, in the three months ended March 31, 2024, compared to the same period in 2023. This decrease reflects lower wholesale gas commodity prices and lower gas therm sales. Because the Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expense increased $0.1 million, or 0.6%, in the three months ended March 31, 2024, compared to the same period in 2023. The increase reflects higher utility operating costs .

Depreciation and Amortization - Depreciation and Amortization expense increased $1.3 million, or 7.8%, in the three months ended March 31, 2024, compared to the same period in 2023, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization of storm costs and other deferred costs.

Taxes Other Than Income Taxes - Taxes Other Than Income Taxes increased $0.4 million, or 5.5%, in the three months ended March 31, 2024, compared to the same period in 2023, reflecting higher local property taxes on higher utility plant in service and higher payroll taxes.

Other Expense (Income), Net - Other Expense (Income), Net increased $0.3 million in the three months ended March 31, 2024, compared to the same period in 2023, reflecting higher retirement benefit costs.

Provision for Income Taxes - Federal and State Income Taxes for the three months ended March 31, 2024 increased $1.1 million compared with the same period in 2023, reflecting higher pre-tax earnings in 2024.

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

Interest Expense, Net (millions)	Three Months Ended March 31,
	2024	2023	Change
Interest Expense
Long-term Debt	$6.3	$6.0	$0.3
Short-term Debt	2.8	2.1	0.7
Regulatory Liabilities	0.2	0.1	0.1
Subtotal Interest Expense	9.3	8.2	1.1
Interest (Income)
Regulatory Assets	(0.9)	(0.7)	(0.2)
AFUDC(1) and Other	(1.1)	(0.4)	(0.7)
Subtotal Interest (Income)	(2.0)	(1.1)	(0.9)
Total Interest Expense, Net	$7.3	$7.1	$0.2

(1)
AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net increased $0.2 million in the three months ended March 31, 2024, compared to the same period in 2023, primarily reflecting higher interest expense on short-term borrowings and higher levels of long-term debt, partially offset by higher interest income on regulatory assets and other.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). At March 31, 2024, March 31, 2023 and December 31, 2023, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $85.9 million for the three months ended March 31, 2024. Total gross repayments were $78.0 million for the three months ended March 31, 2024. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of March 31, 2024, March 31, 2023 and December 31, 2023:

	Revolving Credit Facility ($ millions)
	March 31,		December 31,
	2024	2023	2023
Limit	$200.0	$200.0	$200.0
Short-Term Borrowings Outstanding	169.9	140.2	162.0
Available	$30.1	$59.8	$38.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At March 31, 2024, March 30, 2023 and December 31, 2023, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

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

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2024, there were no guarantees outstanding.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, sells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was $3.3 million of natural gas storage inventory and corresponding obligations at March 31, 2024 related to these asset management agreements. The amount of natural gas inventory released in March 2024, which was payable in April 2024, was $1.4 million and was recorded in Accounts Payable at March 31, 2024.

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

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company sometimes is required to make difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of March 31, 2024, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2023. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2023 Annual Report on Form 10-K for additional information.

EMPLOYEES

As of March 31, 2024, the Company and its subsidiaries had 533 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

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

As of March 31, 2024, a total of 178 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of March 31, 2024:

	Employees Covered	CBA Expiration
Fitchburg	46	05/31/2027
Northern Utilities NH Division	35	06/07/2025
Northern Utilities ME Division	40	03/31/2026
Granite State	5	03/31/2026
Unitil Energy	43	05/31/2028
Unitil Service – Gas Control	5	03/31/2026
Unitil Service	4	05/31/2028

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes or bonds bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended March 31, 2024 and March 31, 2023 were 6.7% and 5.9%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2023 was 6.4%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Operating Revenues
Electric	$73.6	$108.2
Gas	105.1	112.0
Total Operating Revenues	178.7	220.2
Operating Expenses
Cost of Electric Sales	46.5	81.5
Cost of Gas Sales	44.1	57.1
Operation and Maintenance	18.2	18.1
Depreciation and Amortization	18.0	16.7
Taxes Other Than Income Taxes	7.7	7.3
Total Operating Expenses	134.5	180.7
Operating Income	44.2	39.5
Interest Expense, Net	7.3	7.1
Other Expense (Income), Net	0.3	—
Income Before Income Taxes	36.6	32.4
Provision for Income Taxes	9.4	8.3
Net Income Applicable to Common Shares	$27.2	$24.1
Earnings Per Common Share – Basic and Diluted	$1.69	$1.51
Weighted Average Common Shares Outstanding – Basic and Diluted	16.1	16.0

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	March 31,		December 31,
	2024	2023	2023
ASSETS:
Current Assets:
Cash and Cash Equivalents	$6.3	$6.8	$6.5
Accounts Receivable, Net	83.9	92.2	75.0
Accrued Revenue	72.2	71.6	63.4
Exchange Gas Receivable	2.2	4.7	9.4
Gas Inventory	0.3	0.8	1.0
Materials and Supplies	14.0	12.4	13.5
Prepayments and Other	10.5	9.4	8.3
Total Current Assets	189.4	197.9	177.1
Utility Plant:
Electric	659.8	629.9	654.9
Gas	1,129.6	1,055.0	1,117.6
Common	64.9	68.9	70.0
Construction Work in Progress	68.5	53.8	65.3
Utility Plant	1,922.8	1,807.6	1,907.8
Less: Accumulated Depreciation	493.0	466.3	486.9
Net Utility Plant	1,429.8	1,341.3	1,420.9
Other Noncurrent Assets:
Regulatory Assets	52.1	51.6	53.1
Operating Lease Right of Use Assets	5.6	5.7	5.6
Other Assets	21.0	18.2	13.7
Total Other Noncurrent Assets	78.7	75.5	72.4
TOTAL ASSETS	$1,697.9	$1,614.7	$1,670.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	March 31,		December 31,
	2024	2023	2023
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$37.9	$46.3	$47.7
Short-Term Debt	169.9	140.2	162.0
Long-Term Debt, Current Portion	4.9	6.7	4.9
Regulatory Liabilities	17.9	17.0	13.5
Energy Supply Obligations	7.0	10.6	15.0
Interest Payable	7.2	6.1	6.0
Environmental Obligations	0.7	0.6	0.6
Taxes Payable	8.9	1.2	1.9
Other Current Liabilities	22.2	24.8	25.7
Total Current Liabilities	276.6	253.5	277.3
Noncurrent Liabilities:
Retirement Benefit Obligations	46.0	46.8	45.6
Deferred Income Taxes, net	179.1	171.1	176.1
Cost of Removal Obligations	130.6	120.0	126.3
Regulatory Liabilities	34.0	36.2	34.4
Environmental Obligations	4.1	4.1	4.0
Other Noncurrent Liabilities	8.8	8.6	8.3
Total Noncurrent Liabilities	402.6	386.8	394.7
Capitalization:
Long-Term Debt, Less Current Portion	507.9	488.0	509.1
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 16,167,887, 16,086,230 and 16,116,724 Shares)	338.7	336.1	337.6
Retained Earnings	171.9	150.1	151.5
Total Common Stock Equity	510.6	486.2	489.1
Preferred Stock	0.2	0.2	0.2
Total Stockholders’ Equity	510.8	486.4	489.3
Total Capitalization	1,018.7	974.4	998.4
Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,697.9	$1,614.7	$1,670.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions) (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Operating Activities:
Net Income	$27.2	$24.1
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	18.0	16.7
Deferred Tax Provision	2.4	7.2
Changes in Working Capital Items:
Accounts Receivable	(8.9)	(18.4)
Accrued Revenue	(8.8)	1.2
Exchange Gas Receivable	7.2	13.3
Regulatory Liabilities	4.4	2.0
Accounts Payable	(9.8)	(22.3)
Other Changes in Working Capital Items	1.6	0.1
Deferred Regulatory and Other Charges	(9.0)	(10.9)
Other, net	2.3	2.3
Cash Provided by Operating Activities	26.6	15.3
Investing Activities:
Property, Plant and Equipment Additions	(20.2)	(22.2)
Cash Used in Investing Activities	(20.2)	(22.2)
Financing Activities:
Proceeds from Short-Term Debt, net	7.9	24.2
Repayment of Long-Term Debt	(1.3)	(1.2)
Net Decrease in Exchange Gas Financing	(6.7)	(12.3)
Increase in Capital Lease Obligations	—	0.2
Dividends Paid	(6.8)	(6.5)
Proceeds from Issuance of Common Stock	0.3	0.3
Cash (Used In) Provided by Financing Activities	(6.6)	4.7
Net Decrease in Cash and Cash Equivalents	(0.2)	(2.2)
Cash and Cash Equivalents at Beginning of Period	6.5	9.0
Cash and Cash Equivalents at End of Period	$6.3	$6.8
Supplemental Cash Flow Information:
Interest Paid	$7.0	$6.7
Income Taxes Paid	$—	$—
Payments on Capital Leases	$—	$0.1
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$5.3	$5.6
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$0.5	$1.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended March 31, 2024
Balance at January 1, 2024	$337.6	$151.5	$489.1
Net Income		27.2	27.2
Dividends ($0.425 per Common Share)		(6.8)	(6.8)
Stock Compensation Plans	0.8		0.8
Issuance of 5,803 Common Shares	0.3		0.3
Balance at March 31, 2024	$338.7	$171.9	$510.6
Three Months Ended March 31, 2023
Balance at January 1, 2023	$334.9	$132.5	$467.4
Net Income		24.1	24.1
Dividends ($0.405 per Common Share)		(6.5)	(6.5)
Stock Compensation Plans	0.9		0.9
Issuance of 5,335 Common Shares	0.3		0.3
Balance at March 31, 2023	$336.1	$150.1	$486.2

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

Granite State is an interstate gas transmission pipeline company, operating 85 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major gas pipelines and access to domestic gas supplies in the south and Canadian gas supplies in the north. Granite State derives its revenues principally from transportation services provided to Northern Utilities and, to a lesser extent, third-party marketers.

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

Basis of Presentation - The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024. For additional information, refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (SEC) on February 13, 2024, for a description of the Company’s Basis of Presentation.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended March 31, 2024
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$40.5	$41.1	$81.6
Commercial and Industrial	28.1	55.2	83.3
Other	2.4	4.1	6.5
Total Billed and Unbilled Revenue	71.0	100.4	171.4
Rate Adjustment Mechanism Revenue	2.6	4.7	7.3
Total Electric and Gas Operating Revenues	$73.6	$105.1	$178.7

	Three Months Ended March 31, 2023
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$60.1	$49.1	$109.2
Commercial and Industrial	34.8	69.2	104.0
Other	2.7	3.6	6.3
Total Billed and Unbilled Revenue	97.6	121.9	219.5
Rate Adjustment Mechanism Revenue	10.6	(9.9)	0.7
Total Electric and Gas Operating Revenues	$108.2	$112.0	$220.2

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

Cash and Cash Equivalents - Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of March 31, 2024, March 31, 2023 and December 31, 2023, the Unitil subsidiaries had deposited $3.1 million, $4.2 million and $3.3 million, respectively to satisfy their ISO-NE obligations.

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

The Allowance for Doubtful Accounts as of March 31, 2024, March 31, 2023 and December 31, 2023, was as follows:

	March 31,		December 31,
(millions)	2024	2023	2023
Allowance for Doubtful Accounts	$2.8	$3.1	$2.4

Accounts Receivable, Net includes $2.7 million, $3.0 million, and $2.3 million of the Allowance for Doubtful Accounts at March 31, 2024, March 31, 2023 and December 31, 2023, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes $0.1 million, $0.1 million and $0.1 million of the Allowance for Doubtful Accounts at March 31, 2024, March 31, 2023 and December 31, 2023, respectively.

Accrued Revenue - Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of March 31, 2024, March 31, 2023 and December 31, 2023.

	March 31,		December 31,
Accrued Revenue (millions)	2024	2023	2023
Regulatory Assets – Current	$65.1	$66.4	$56.5
Unbilled Revenues, net	7.1	5.2	6.9
Total Accrued Revenue	$72.2	$71.6	$63.4

Exchange Gas Receivable - Northern Utilities and Fitchburg have gas exchange and storage agreements whereby gas purchases during the months of April through October are delivered to a third party. The third party delivers gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of March 31, 2024, March 31, 2023 and December 31, 2023.

	March 31,		December 31,
Exchange Gas Receivable (millions)	2024	2023	2023
Northern Utilities	$1.9	$4.0	$8.6
Fitchburg	0.3	0.7	0.8
Total Exchange Gas Receivable	$2.2	$4.7	$9.4

Gas Inventory - The Company uses the weighted average cost methodology to value gas inventory. The following table shows the components of Gas Inventory as of March 31, 2024, March 31, 2023 and December 31, 2023.

	March 31,		December 31,
Gas Inventory (millions)	2024	2023	2023
Natural Gas	$—	$0.4	$0.3
Propane	0.2	0.3	0.3
Liquefied Natural Gas & Other	0.1	0.1	0.4
Total Gas Inventory	$0.3	$0.8	$1.0

Utility Plant - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At March 31, 2024, March 31, 2023 and December 31, 2023, the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations, were estimated to be $130.6 million, $120.0 million, and $126.3 million, respectively.

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

Regulatory Accounting - The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC and Northern Utilities is regulated by the MPUC and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of March 31, 2024, March 31, 2023 and December 31, 2023, the Company has recorded $6.9 million, $5.8 million and $6.0 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	March 31,		December 31,
Regulatory Assets consist of the following (millions)	2024	2023	2023
Retirement Benefits	$27.4	$28.0	$29.8
Energy Supply and Other Rate Adjustment Mechanisms	62.3	63.3	52.4
Deferred Storm Charges	7.8	7.7	9.2
Environmental	6.2	6.2	6.1
Income Taxes	0.9	1.6	1.1
Other Deferred Charges	12.6	11.2	11.0
Total Regulatory Assets	117.2	118.0	109.6
Less: Current Portion of Regulatory Assets(1)	65.1	66.4	56.5
Regulatory Assets – noncurrent	$52.1	$51.6	$53.1

(1)
Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Regulatory Liabilities consist of the following (millions)	2024	2023	2023
Income Taxes (Note 8)	$37.9	$40.3	$38.6
Rate Adjustment Mechanisms & Other	14.0	12.9	9.3
Total Regulatory Liabilities	51.9	53.2	47.9
Less: Current Portion of Regulatory Liabilities	17.9	17.0	13.5
Regulatory Liabilities – noncurrent	$34.0	$36.2	$34.4

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Included in Regulatory Assets as of March 31, 2024 are $6.9 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

At March 31, 2024, March 31, 2023 and December 31, 2023, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, was $5.9 million, $5.7 million and $6.0 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	March 31,		December 31,
Fair Value of Marketable Securities (millions)	2024	2023	2023
Money Market Funds	$2.0	$5.7	$2.0
Fixed Income Funds	3.9	—	4.0
Total Marketable Securities	$5.9	$5.7	$6.0

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

At March 31, 2024, March 31, 2023 and December 31, 2023, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $1.8 million, $0.9 million and $1.3 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	March 31,		December 31,
Fair Value of Marketable Securities (millions)	2024	2023	2023
Equity Funds	$1.6	$0.8	$1.1
Fixed Income Funds	0.1	—	0.1
Money Market Funds	0.1	0.1	0.1
Total Marketable Securities	$1.8	$0.9	$1.3

Energy Supply Obligations - The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Energy Supply Obligations (millions)	2024	2023	2023
Current:
Exchange Gas Obligation	$1.9	$4.0	$6.4
Renewable Energy Portfolio Standards	5.1	6.6	8.6
Total Energy Supply Obligations	$7.0	$10.6	$15.0

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

Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (Green Communities Act, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (Energy Diversity Act, 2016). The generating facilities associated with ten of these contracts have been constructed and are now operating. Three approved contracts are currently under development. These include long-term contracts filed with the MDPU in 2018, two for offshore wind generation (totaling 1,200 MW) and one for imported hydroelectric power and associated transmission, all three of which were approved in 2019. Four offshore wind contracts, totaling 2,400 MW, previously solicited for pursuant to the Green Communities Act and approved by the MDPU in 2021 and 2022, were subsequently terminated in August and September 2023. In compliance with the Green Communities Act as amended by the Energy Diversity Act and the Act Driving Clean Energy and Offshore Wind in coordination with the other electric distribution companies (EDCs) in Massachusetts, on August 30, 2023 the Company issued a fourth offshore wind Request for Proposal seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement under Section 83C of 5,600 MW. On January 18, 2024, the EDCs notified the MDPU that they are extending the bid submission date and subsequent solicitation schedule dates by an additional 56 days each to allow bidders the opportunity to gain more certainty around their eligibility for the investment tax credit and factor it into their proposals. The submission date was moved to March 27, 2024. The EDCs received bids for Offshore Wind Generation from three developers and are currently evaluating the proposals. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism, and has received remuneration for entering into them.

Subsequent Events - The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.

Note 2 - Dividends Declared Per Share

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
05/1/24	05/31/24	05/16/24	$0.425
01/31/24	02/29/24	02/14/24	$0.425
10/23/23	11/28/23	11/14/23	$0.405
07/26/23	08/28/23	08/14/23	$0.405
04/26/23	05/30/23	05/15/23	$0.405
01/25/23	02/28/23	02/14/23	$0.405

note 3 - Segment Information

The following table provides significant segment financial data for the three months ended March 31, 2024 and March 31, 2023.

	Electric	Gas	Other	Total
Three Months Ended March 31, 2024 (millions)
Revenues:
Billed and Unbilled Revenue	$71.0	$100.4	$—	$171.4
Rate Adjustment Mechanism Revenue	2.6	4.7	—	7.3
Total Operating Revenues	73.6	105.1	—	178.7
Segment Profit (Loss)	4.9	22.4	(0.1)	27.2
Capital Expenditures	8.7	10.7	0.8	20.2
Segment Assets	625.5	1,043.7	28.7	1,697.9

Three Months Ended March 31, 2023 (millions)
Revenues:
Billed and Unbilled Revenue	$97.6	$121.9	$—	$219.5
Rate Adjustment Mechanism Revenue	10.6	(9.9)	—	0.7
Total Operating Revenues	108.2	112.0	—	220.2
Segment Profit (Loss)	5.3	19.0	(0.2)	24.1
Capital Expenditures	10.6	11.5	0.1	22.2
Segment Assets	613.7	979.2	21.8	1,614.7

Note 4 - Debt AND FINANCING ARRANGEMENTS

Details on long-term debt at March 31, 2024, March 31, 2023 and December 31, 2023 are shown below.

(millions)	March 31,		December 31,
	2024	2023	2023
Unitil Corporation:
3.70% Senior Notes, Due August 1, 2026	$30.0	$30.0	$30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
6.96% Senior Secured Notes, Due September 1, 2028	10.0	12.0	10.0
8.00% Senior Secured Notes, Due May 1, 2031	12.0	13.5	12.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
Fitchburg:
6.79% Senior Notes, Due October 15, 2025	—	2.0	—
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	6.0	7.2	7.2
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
5.70% Senior Notes, Due July 2, 2033	12.0	—	12.0
3.78% Senior Notes, Due September 15, 2040	27.5	27.5	27.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
5.96% Senior Notes, Due July 2, 2053	13.0	—	13.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	4.0	4.2	4.0
Total Long-Term Debt	516.0	497.9	517.2
Less: Unamortized Debt Issuance Costs	3.2	3.2	3.2
Total Long-Term Debt, net of Unamortized Debt Issuance Costs	512.8	494.7	514.0
Less: Current Portion	4.9	6.7	4.9
Total Long-term Debt, Less Current Portion	$507.9	$488.0	$509.1

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

(millions)	March 31,		December 31,
	2024	2023	2023
Estimated Fair Value of Long-Term Debt	$465.6	$449.2	$470.5

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $85.9 million for the three months ended March 31, 2024. Total gross repayments were $78.0 million for the three months ended March 31, 2024. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of March 31, 2024, March 31, 2023 and December 31, 2023:

	Revolving Credit Facility (millions)
	March 31,		December 31,
	2024	2023	2023
Limit	$200.0	$200.0	$200.0
Short-Term Borrowings Outstanding	169.9	140.2	162.0
Available	$30.1	$59.8	$38.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At March 31, 2024, March 31, 2023 and December 31, 2023, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

The average interest rates on all short-term borrowings and intercompany money pool transactions were 6.7% and 5.9% for the three months ended March 31, 2024 and March 31, 2023, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2023 was 6.4%.

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

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, sells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was $3.3 million of natural gas storage inventory and corresponding obligations at March 31, 2024 related to these asset management agreements. The amount of natural gas inventory released in March 2024, which was payable in April 2024, was $1.4 million and was recorded in Accounts Payable at March 31, 2024.

Guarantees

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2024, there were no guarantees outstanding.

Leases

Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the three months ended March 31, 2024 and March 31, 2023 amounted to $0.5 million and $0.5 million, respectively.

The balance sheet classification of the Company’s lease obligations was as follows:

	March 31,		December 31,
Lease Obligations (millions)	2024	2023	2023
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.8	$1.8	$1.9
Other Noncurrent Liabilities (long-term portion)	3.8	3.9	3.7
Total Operating Lease Obligations	5.6	5.7	5.6
Capital Lease Obligations:
Other Current Liabilities (current portion)	0.1	0.1	0.1
Other Noncurrent Liabilities (long-term portion)	0.3	0.3	0.4
Total Capital Lease Obligations	0.4	0.4	0.5
Total Lease Obligations	$6.0	$6.1	$6.1

Cash paid for amounts included in the measurement of operating lease obligations for the three months ended March 31, 2024 and March 31, 2023 was $0.5 million and $0.5 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.

Assets under capital leases amounted to approximately $0.7 million, $0.9 million and $0.7 million as of March 31, 2024, March 31, 2023 and December 31, 2023, respectively, less accumulated amortization of $0.2 million, $0.4 million and $0.2 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of March 31, 2024. The payments for operating leases consist of $1.8 million of current operating lease obligations, which are included in Other Current Liabilities and $3.8 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of March 31, 2024. The payments for capital leases consist of $0.1 million of current capital lease obligations, which are included in Other Current Liabilities and $0.3 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of March 31, 2024.

Lease Payments ($000’s)	Operating	Capital
Year Ending December 31,	Leases	Leases
Rest of 2024	$1,607	$122
2025	1,558	120
2026	1,270	107
2027	993	115
2028	420	19
2029 - 2033	223	—
Total Payments	6,071	483
Less: Interest	517	40
Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$5,554	$443

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of March 31, 2024, the weighted average remaining lease term is 3.7 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.6%. As of March 31, 2023, the weighted average remaining lease term was 3.8 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.5%.

Note 5 – equity

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 16,167,887, 16,086,230 and 16,116,724 shares of common stock outstanding at March 31, 2024, March 31, 2023 and December 31, 2023, respectively.

Dividend Reinvestment and Stock Purchase Plan - During the first three months of 2024, the Company sold 5,803 shares of its common stock, at an average price of $50.17 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $291,200. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

Stock Plan - The Company maintains the Unitil Corporation Second Amended and Restated 2003 Stock Plan (the Stock Plan). Participants in the Stock Plan are selected by the Compensation Committee of the Board of Directors to receive awards under the Stock Plan, including: (i) awards of restricted shares that vest based on time (Time Restricted Shares); (ii) awards of restricted shares that vest based on performance (Performance Restricted Shares), effective January 24, 2023; or (iii) awards of restricted stock units (Restricted Stock Units). The Compensation Committee has the authority to determine the sizes of awards; determine the terms and conditions of awards in a manner consistent with the Stock Plan; construe and interpret the Stock Plan and any agreement or instrument entered into under the Stock Plan as they apply to participants; establish, amend, or waive rules and regulations for the Stock Plan’s administration as they apply to participants; and, subject to the provisions of the Stock Plan, amend the terms and conditions of any outstanding award to the extent such terms and conditions are within the discretion of the Compensation Committee as provided for in the Stock Plan. On April 19, 2012 and May 1, 2024, the Company’s shareholders approved amendments to the Stock Plan to, among other things, increase the maximum number of shares of common stock available for awards to plan participants.

The maximum number of shares available for awards to participants under the Stock Plan was 677,500 as of March 31, 2024, and was increased on May 1, 2024 to 1,027,500. The maximum number of shares that may be awarded in any one calendar year to any one participant is 20,000. In the event of certain changes in capitalization of the Company, the Compensation Committee is authorized to make an equitable adjustment to the number and kind of shares of common stock that may be delivered under the Stock Plan and, in addition, may authorize and make an equitable adjustment to the Stock Plan’s annual individual award limit.

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

On January 30, 2024, 22,680 Time Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.1 million. There were 59,163 and 64,243 non-vested Time Restricted Shares under the Stock Plan as of March 31, 2024 and 2023, respectively. The weighted average grant date fair value of these shares was $47.72 and $48.02 per share, respectively. The compensation expense associated with the issuance of Time Restricted Shares under the Stock Plan is being recognized over the vesting period and was $1.0 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was approximately $1.2 million of total unrecognized compensation cost for Time Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.8 years. During the three months ended March 31, 2024 there were zero Time Restricted Shares forfeited and zero Time Restricted Shares cancelled under the Stock Plan.

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

Prior to the end of the performance period, the Performance Restricted Shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death, disability or retirement. Initial awards of Performance Restricted Shares were granted January 24, 2023. On January 30, 2024, there were 22,680 Performance Restricted Shares issued under the Stock Plan with an aggregate market value of $1.1 million. There were 43,453 non-vested Performance Restricted Shares under the Stock Plan as of March 31, 2024. The weighted average grant date fair value of these shares was $50.35 per share. The compensation expense associated with the issuance of Performance Restricted Shares under the Stock Plan is being recognized over the vesting period and was $0.2 million and $0.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively. At March 31, 2024, there was approximately $2.2 million of total unrecognized compensation cost for Performance Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.3 years. During the three months ended March 31, 2024 there were zero Performance Restricted Shares forfeited and zero Performance Restricted Shares cancelled under the Stock Plan.

Restricted Stock Units

Non-management members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units (RSU). Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the three months ended March 31, 2024 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2023	33,375	$42.73
Restricted Stock Units Granted	—	$—
Dividend Equivalents Earned	278	$50.96
Restricted Stock Units Settled	—	$—
Restricted Stock Units as of March 31, 2024	33,653	$42.80

There were 44,125 Restricted Stock Units outstanding as of March 31, 2023 with a weighted average stock price of $40.27. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of March 31, 2024, March 31, 2023 and December 31, 2023 is $0.8 million, $1.1 million and $0.8 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There were $0.2 million, or 1,727 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of March 31, 2024 and December 31, 2023. There were $0.2 million, or 1,861 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of March 31, 2023. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three month periods ended March 31, 2024 and March 31, 2023, respectively.

note 6 - REgulatory Matters

Unitil’s Regulatory matters are described in Note 8 to the Financial Statements in Item 8 of Part II of Unitil Corporation’s Form 10-K for December 31, 2023 as filed with the Securities and Exchange Commission on february 13, 2024.

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

Northern Utilities - Targeted Infrastructure Replacement Adjustment (TIRA) - Maine -

The settlement in Northern Utilities’ Maine division’s 2013 rate case authorized the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). In its Final Order issued on February 28, 2018 for Northern Utilities’ 2017 base rate case, the MPUC approved an extension of the TIRA mechanism for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. The Company’s most recent request under the TIRA mechanism, to increase annual base rates by $2.4 million for 2023 eligible facilities, was filed with the MPUC on April 24, 2024. On April 30, 2024, the MPUC issued an order approving the filing, for rates effective May 1, 2024.

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

Fitchburg - Base Rates - Electric- Fitchburg’s base rates are decoupled and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On July 26, 2023, the MDPU issued an Order approving the Company's cumulative revenue requirement of $3.1 million associated with its 2019-2021 capital expenditures. On November 1, 2023, Fitchburg filed its cumulative revenue requirement of $3.6 million associated with its 2019-2022 capital expenditures. On November 27, 2023, Fitchburg revised its cumulative revenue requirement to $3.5 million. On December 22, 2023, the MDPU allowed the associated rate increase to become effective on January 1, 2024, subject to further investigation and reconciliation.

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

Fitchburg - Gas System Enhancement Program- Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. Fitchburg’s forward-looking cumulative revenue requirement filing submitted on October 31, 2022 requested recovery of approximately $4.5 million, and received final approval on April 28, 2023, effective May 1, 2023. The Company’s most recent forward-looking cumulative revenue requirement filing, filed on October 31, 2023, requested recovery of approximately $6.4 million. On April 30, 2024, the MDPU issued an order approving this filing for rates effective May 1, 2024.

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

On February 5, 2024, the NH Department of Environmental Services (“NHDES”) issued an Alteration of Terrain Permit for the project. On February 9, 2024, NHDES issued a Wetland and Non-Site Specific Permit for the project. On February 14, 2024, the United States Army Corps of Engineers issued a NH General Permit for the project. The Company has commenced site work for the project.

Unitil Energy - Major Storm Cost Reserve Recovery -On April 26, 2024 Unitil Energy filed a request with the NHPUC to increase its Storm Reserve Adjustment Factor effective June 1, 2024. The increase would allow the Company to recover the under-collected Major Storm Cost Reserve (MSCR) balance as of December 31, 2023 of approximately $3.7 million plus $0.2 million of projected carrying costs over a three-year period. This matter remains pending.

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

On April 24, 2023, Fitchburg submitted its 2022 Grid Modernization Plan Annual Report to the MDPU. Among other things, the Company explained a modification to its implementation of the AMI plan that the MDPU preauthorized in D.P.U. 21-82. Due to a discontinuation of the meter technology upon which the Company’s initial AMI plan relied, the Company reported that it will need to replace its meters with a new meter technology and to implement a new communications system. On May 31, 2023, the MDPU issued an Order indicating its intent to explore the impact of the discontinuation and determine the appropriate next steps outside the GMF proceeding. On April 15, 2024, the Company submitted its annual Grid Modernization Filing seeking recovery of costs related to grid modernization investments placed into service in 2023. In connection with this filing, the Company submitted a request for preauthorization of communications systems and head end system investments that will be implemented in connection with the Company’s advanced metering infrastructure replacement project. The matter remains pending.

Fitchburg - Grid Modernization Cost Recovery Factor - On April 15, 2023, Fitchburg filed its GMF rate adjustment and reconciliation filing for recovery of the costs incurred as a result of implementing the Company’s 2022-2025 GMP, approved by the MDPU in Orders dated October 7, 2022 and November 30, 2022. On May 31, 2023, the MDPU approved, subject to further investigation and reconciliation, the cumulative recovery of $1.0 million associated with the Company’s 2022 GMP revenue requirement, effective June 1, 2023. The MDPU conducted a hearing on September 26, 2023 regarding the Company’s pending GMF filings and Grid Modernization Term Report. The matter remains pending. On April 15, 2024, Fitchburg filed its GMF rate adjustment and reconciliation filing for recovery of the costs incurred as a result of implementing the Company’s 2022-2025 GMP. This filing seeks recovery of $1.3 million associated with its 2023 revenue requirement, effective June 1, 2024. This matter remains pending.

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

On December 6, 2023, the MDPU issued an Order announcing a regulatory framework intended to set forth its role and that of the LDCs in helping the Commonwealth achieve its target of net-zero GHG emissions by 2050. In this proceeding, the MDPU reviewed eight potential decarbonization “pathways” and six regulatory design recommendations intended to facilitate the Commonwealth’s transition. The MDPU made no specific findings as to a preferred pathway or technology, but did make specific findings regarding regulatory design recommendations. The MDPU instructed the LDCs in their next rate case to revise their per-customer revenue decoupling mechanism to a decoupling approach based on total revenues. The MDPU emphasized that the Order is not intended to jeopardize the rate recovery of existing investments in natural gas infrastructure by Fitchburg. As part of future cost recovery proposals, LDCs will bear the burden of demonstrating that non-gas pipeline alternatives (NPAs) were adequately considered and found to be non-viable or cost prohibitive to receive full cost recovery of investments. The MDPU further found that the “clean energy transition” will require coordinated planning between LDCs and electric distribution companies, monitoring progress through LDC reporting, and aligning existing MDPU practices with climate targets. To that end, the MDPU ordered the LDCs to submit individual Climate Compliance Plans every five years beginning in 2025, and to propose climate compliance performance metrics in upcoming performance-based regulation filings, ensuring a proactive approach to achieving climate targets.

On December 29, 2023, the LDCs filed a Joint Motion for Clarification and Extension of Judicial Appeal Period. The Joint Motion requests clarification of three issues: (1) the MDPU’s directive concerning the NPAs analysis; (2) the timetable for establishing ‘incentives and disincentives’ for progress toward compliance with Climate Act mandates as part of a PBR framework and achievement of approved Climate Compliance Plans; and (3) the methodology for emissions reduction accounting for Climate Compliance Plans, with particular attention to Scope 1 and Scope 3 emissions accounting. On April 2, 2024, the Commission issued an Order on the LDCs’ Joint Motion. In its Order, the MDPU clarified, among other things, that NPA analyses should be applied at the project level to all investment decisions going forward, and should be considered at project planning stage; that pending an approved NPA framework, LDCs should make all reasonable efforts to incorporate NPA analyses into investment decisions; and that LDCs will have the burden to demonstrate the prudence of implementing a traditional project instead of a NPA. The MDPU did not expressly exempt any category of project from the NPA analysis requirement.

Fitchburg - Electric Sector Modernization Plan- Pursuant to M.G.L. c. 164 § 92B, Fitchburg submitted a draft Electric Sector Modernization Plan (ESMP) to the statutorily created Massachusetts Grid Modernization Advisory Council (Council) for the Council’s review, input, and recommendations. The ESMP is a plan intended to upgrade the Company’s distribution system to enable and accommodate increased distributed energy resources and electrification technologies, improve grid reliability and resiliency, and assist the Commonwealth in achieving climate goals, among other objectives. The Council provided recommendations on the ESMP in November 2023. The Company submitted its final ESMP to the MDPU on January 29, 2024. The Company concurrently submitted a proposal to recover, among other things, incremental costs associated with ESMP investments through an annual reconciling rate adjustment mechanism. On February 20, 2024, the MDPU issued an interlocutory order finding in part that “to the extent that the MDPU determines that accelerated cost recovery through annual reconciling mechanisms for proposed investments identified in the ESMPs is appropriate, we anticipate establishing the appropriate parameters for those mechanisms through a separate phase of these proceedings to be conducted after August 29, 2024.” This matter remains pending before the MDPU.

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

Fitchburg- Approval of Gas Supply Agreement with Constellation LNG- On February 16, 2024, Fitchburg filed a petition with the MDPU for approval of a six year agreement with Constellation LNG for the purchase of natural gas in the liquid or vapor form for the period June 1, 2024 through May 31, 2030 heating seasons. This request is for the approval of two contracts, the first for up to 3,400 Dth per day of natural gas peaking supply to the Company. This first contract will be broken out for 3,000 Dth per Day in the form of LNG for use at the Company’s Westminster LNG facility and 400 Dth per Day will be in the form of natural gas supply delivered to the city-gate connecting the Company’s system to the Tennessee Gas Pipeline. The second contract will provide up to 3,000 Dth per day of LNG trucking from the Everett Marine Terminal to the Company’s Westminster LNG facility.

This proposed agreement would ensure that the Everett Marine Terminal, which plays a critical role in both the Company’s and the New England energy market’s efficient and reliable operation, will continue to be available for the next six winter seasons. A six year agreement was also requested by Boston Gas Company, Eversource Gas Company, and NSTAR Gas Company.

An in-person hearing was held on March 12, 2024 at Everett City Hall and a video conference was held by the MDPU on March 15, 2024. This matter remains pending. Fitchburg and other LDCs have requested an Order by May 1, 2024.

Northern Utilities / Granite State - Firm Capacity Contract - Northern Utilities relies on the transportation of gas supply over its affiliate Granite State pipeline to serve its customers in the Maine and New Hampshire service areas. Granite State facilitates critical upstream interconnections with interstate pipelines and third party suppliers essential to Northern Utilities’ service to its customers. Northern Utilities reserves firm capacity through a contract with Granite State, which is renewed annually. Pursuant to statutory requirements in Maine and orders of the MPUC, Northern Utilities submits an annual informational report requesting approval of a one-year extension of its 12-month contract for firm pipeline capacity reservation, with an evergreen provision and three-month termination notification requirement. On March 29, 2024, Northern Utilities submitted an annual informational report requesting approval on a one-year extension for the period of November 1, 2024 through October 31, 2025. This matter is pending.

Northern Utilities / Portland Natural Gas Transmission System (PNGTS) and TransCanada Pipelines Limited (TCPL) transportation from Empress, Alberta to Granite State Gas Transmission, Inc. (GSGT)

- On October 5, 2023, Northern Utilities filed with the NHPUC and the MPUC a request to approve agreements for the ability for Northern Utilities to increase supply portfolio capacity by 12,500 Dth per day in New Hampshire and Maine. This incremental capacity to Northern Utilities’ supply portfolio took effect April 1, 2024 for a thirty-year term. Northern Utilities was able to acquire this incremental supply of TCPL capacity through an open season process. On January 26, 2024 and January 30, 2024, the Company received orders from the NHPUC and MPUC, respectively, approving Northern Utilities’ proposal for Empress Agreements with PNGTS and TransCanada Pipelines. Conservation Law Foundation filed a motion for reconsideration of the Maine Commission’s decision on February 15, 2024. The Company objected to the motion, which remains pending before the Commission.

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

Section 83C of “An Act Relative to Green Communities,” St. 2008, c. 169, as amended by St. 2016, c. 188, § 12 (“Section 83C”) requires the EDCs to jointly and competitively solicit proposals for offshore wind energy generation not later than June 30, 2017. The EDCs issued an initial RFP pursuant to Section 83C in June 2017. On July 23, 2018, the EDCs, filed two long-term contracts with Vineyard Wind, each for 400 MW of offshore wind energy generation, for approval by the MDPU. On April 12, 2019, the MDPU approved the offshore wind energy generation PPAs, including the EDCs’ proposal to sell the energy procured under the contract into the ISO-NE wholesale market and to credit or charge the difference between the contract costs and the ISO-NE market revenue to customers. The EDCs issued a second RFP pursuant to Section 83C to procure an additional 800 MW of offshore wind energy generation in May 2019. The EDCs filed for approval of two PPAs with Mayflower Wind Energy LLC (now known as SouthCoast Wind), each for 400 MW of offshore wind energy generation, on February 10, 2020. On November 5, 2020, the MDPU approved the PPAs. In both cases, the MDPU approved the EDCs’ request for remuneration equal to 2.75% of the contract payments, as well as the EDCs’ proposal to recover costs associated with the contracts. In April 2023, SouthCoast Wind engaged with the EDCs to explore options to mitigate impacts of global resource constraints and pricing challenges associated with the PPAs from this procurement. They cited an inability to finance the project within the terms set out in the PPA. The EDCs negotiated a termination agreement with SouthCoast Wind which was filed with the MDPU for approval on August 28, 2023 and which received approval on September 30, 2023.

In accordance with “An Act to Advance Clean Energy” (2018) the Massachusetts Department of Energy Resources (DOER) recommended that the EDCs solicit up to 1,600 MW in additional offshore wind in 2022 and 2024. On May 7, 2021, the EDCs issued a third RFP for up to an additional 1,600 MW of off shore wind generation. On May 25, 2022, the EDCs sought approval of PPAs with Commonwealth Wind for 1,200 MW and with SouthCoast Wind for 400 MW. On December 16, 2022, Commonwealth Wind filed a motion requesting that the MDPU dismiss proceedings related to the approval of its contract, arguing that, due to various economic conditions, its contracts with the EDCs would no longer facilitate the financing of offshore wind energy generation. On December 30, 2022, the MDPU denied Commonwealth’s motion and approved the PPAs. The MDPU also approved the EDCs’ request for remuneration equal to 2.25

% as reasonable and in the public interest. On January 19, 2023, Commonwealth Wind filed a Petition for Appeal with the Massachusetts Supreme Judicial Court seeking to set aside and vacate the MDPU’s Order approving the PPAs. In April 2023, SouthCoast Wind engaged with the EDCs to explore options to mitigate global resource constraints and pricing challenges associated with their PPAs from this procurement. SouthCoast Wind noted challenges around an inability to finance the projects under the current terms. The EDCs negotiated termination agreements with Commonwealth Wind and SouthCoast Wind and submitted the agreements to the MDPU for approval on July 13, 2023 and August 28, 2023, respectively. The MDPU approved both termination agreements on September 30, 2023.

In connection with the termination agreements from the second and third solicitations, the Company received termination payments totaling $1.1 million from Commonwealth Wind and SouthCoast Wind which is recorded as a regulatory liability on the Company’s Consolidated Balance Sheets to be flowed back to customers. On October 12, 2023, Commonwealth Wind requested that the case with the Supreme Court be entered as dismissed. Concurrently, Commonwealth Wind announced publicly they could not finance the project under the terms of the PPA.

In 2021, the MA legislature increased the total solicitation target (including future solicitations) for offshore wind energy generation to 5,600 MW by June 30, 2027. On August 30, 2023, the EDCs issued a fourth offshore wind RFP seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement under Section 83C of 5,600 MW of Offshore Wind Energy Generation, and taking into account offshore wind generation under contract at the time when proposals are due. Bidders are allowed to offer proposals of at least 200 MW up to 2,400 MW of offshore wind generation. On January 18, 2024, the EDCs notified the MDPU that they are extending the bid submission date and subsequent solicitation schedule dates by an additional 56 days each to allow bidders the opportunity to gain more certainty around their eligibility for the investment tax credit and factor it into their proposals. The submission date was revised to March 27, 2024. The EDCs received a number of bids from three separate developers on March 27, 2024, and are engaged in reviewing the bids for completeness and threshold eligibility before moving into quantitative evaluation and qualitative scoring. The selection date is scheduled for August 7, 2024.

Unitil Energy/Northern Utilities - 2024-2026 Triennial Energy Efficiency Plan - New Hampshire - On November 30, 2023, the NHPUC approved the changes to New Hampshire’s ratepayer-funded energy efficiency program offerings for the 2024–2026 period requested by New Hampshire’s electric and gas utilities.

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

note 7 – eNVIRONMENTAL MATTERS

Unitil’s Environmental matters are described in Note 8 to the Financial Statements in Item 8 of Part II of Unitil Corporation’s Form 10-K for December 31, 2023 as filed with the Securities and Exchange Commission on february 13, 2024.

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of March 31, 2024, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Northern Utilities has worked with the New Hampshire Department of Environmental Services (NH DES) and Maine Department of Environmental Protection to address environmental concerns with these sites. Northern Utilities or others have completed remediation activities at all sites; however, on site monitoring continues at several sites which may result in future remedial actions as directed by the applicable regulatory agency.

The Company is awaiting a decision from the NH DES regarding three remediation alternatives, submitted to the NH DES in December 2022, regarding groundwater contaminants at the Rochester site. In anticipation of the probable NH DES approval of one of the remediation alternatives and subsequent request for project design, the Company has accrued $2.5 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. The Company has determined that the high end of the range of reasonably possible remediation costs for the Rochester site could be $5.6 million based on remediation alternatives. Due to extended regulatory review time periods, Northern Utilities anticipates the commencement of remediation activities in 2025.

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

Fitchburg’s Manufactured Gas Plant Site - Fitchburg has worked with the Massachusetts Department of Environmental Protection (MA DEP) to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring and any related remediation continues. In April 2020, Fitchburg received notification from the Massachusetts Department of Transportation (MA DOT) that a portion of the site may be incorporated into the proposed Twin City Rail Trail with an anticipated commencement date in 2025. Depending upon the final agreement between Fitchburg and MA DOT, additional minor costs are expected prior to completion.

The Company is awaiting a decision regarding an Immediate Response Action (IRA) plan with three remediation alternatives, submitted to the MA DEP in October 2023, regarding contaminants in the sediment and riverbank of an abutting watercourse, and observed river seep. In anticipation of the DEP accepting one of the remediation alternatives, Fitchburg has accrued $40,000 for estimated costs to complete the remediation at the Sawyer Passway site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. The Company has determined that the high end of the range of reasonably possible remediation costs for the Sawyer Passway site could be $3.5 million based on remediation alternatives. Fitchburg anticipates the commencement of remediation activities by the end of 2024.

Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.

Unitil Energy - Kensington Distribution Operations Center - Unitil Energy conducted a Phase I and II environmental site assessment (ESA) in the second quarter of 2021 at its former distribution operations center in Kensington, NH. The Company is awaiting a decision on a report, submitted to the NH DES in June 2023, as to whether there is a need to conduct further investigation or remedial actions regarding the impacts of soil and groundwater contaminants identified in the ESA .

Unitil Energy anticipates the commencement of remediation activities in 2025. The Company does not believe this investigation will have a material adverse effect on its financial condition, results of operations or cash flows.

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the three months ended March 31, 2024 and 2023.

Environmental Obligations (millions)
	March 31,
	2024	2023
Total Balance at Beginning of Period	$4.6	$4.4
Additions	0.3	0.5
Less: Payments / Reductions	0.1	0.2
Total Balance at End of Period	4.8	4.7
Less: Current Portion	0.7	0.6
Noncurrent Balance at End of Period	$4.1	$4.1

Note 8: INCOME TAXES

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	For the Three Months Ended March 31,
	2024	2023
Statutory Federal Income Tax Rate	21%	21%
Income Tax Effects of:
State Income Taxes, net	6	6
Utility Plant Differences	(1)	(1)
Effective Income Tax Rate	26%	26%

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at March 31, 2024 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2022; December 31, 2021; and December 31, 2020.

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

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA included new taxes on corporations, including the Corporate Alternative Minimum Tax (AMT) and the Excise Tax on Repurchase of Corporate Stock. The AMT is equal to 15% of a corporation’s adjusted financial statement income (AFSI). The AMT applies to companies that have a 3 year average AFSI of greater than $1 billion. The IRA also extended and modified certain renewable energy related credits. The Company has evaluated the provisions and determined that they do not have a material effect on the Company’s financial statements as of March 31, 2024.

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction to the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) at the new 21% tax rate at which the ADIT will be reversed in future periods. Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and as prescribed in the TCJA, FERC guidance and IRS normalization rules, the benefit of protected excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years. As of March 31, 2024, the Company flowed back $10.1 million to customers in its Massachusetts, Maine, New Hampshire, and federal jurisdictions.

Note 9: Retirement Benefit obligations

The Company co-sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation SERP to provide certain pension and postretirement benefits for its retirees and current employees. Please see Note 9 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 13, 2024 for additional information regarding these plans.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

Used to Determine Plan Costs	2024	2023
Discount Rate	5.00%	5.25%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.50%	7.50%

The health care cost trend rate used to determine benefit plan costs for 2024 for pre-65 retirees is 8.00%, with an ultimate rate of 4.50% in 2033, and for post-65 retirees, the health care cost trend rate is 6.00%, with an ultimate rate of 4.50% in 2033. The health care cost trend rate used to determine benefit plan costs for 2023 for pre-65 retirees was 8.00%, with an ultimate rate of 4.50% in 2030, and for post-65 retirees, the health care cost trend rate was 6.25%, with an ultimate rate of 4.50% in 2030.

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
For the Three Months Ended March 31,	2024	2023	2024	2023	2024	2023
Service Cost	$497	$523	$497	$373	$54	$63
Interest Cost	1,886	1,870	817	725	181	188
Expected Return on Plan Assets	(2,649)	(2,672)	(969)	(852)	—	—
Prior Service Cost Amortization	81	89	—	198	2	14
Actuarial Loss Amortization	362	—	(219)	(366)	—	0
Sub-total	177	(190)	126	78	237	265
Amounts Capitalized and Deferred	108	498	124	221	(73)	(82)
Net Periodic Benefit Cost Recognized	$285	$308	$250	$299	$164	$183

Employer Contributions

As of March 31, 2024, the Company had not made any contributions to its Pension Plan and PBOP Plan, respectively, in 2024. The Company, along with its subsidiaries, expects to make contributions to its Pension and PBOP Plans in 2024 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of March 31, 2024, the Company had made $0.2 million of benefit payments under the SERP Plan in 2024. The Company presently anticipates making an additional $0.5 million of benefit payments under the SERP Plan in 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4. Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of March 31, 2024 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2023 as filed with the SEC on February 13, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company for the fiscal period ended March 31, 2024.

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

The following table provides information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended March 31, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/24 – 1/31/24	—	—	—	$547
2/1/24 – 2/28/24	—	—	—	$547
3/1/24 – 3/31/24	—	—	—	$547
Total	—	—	—

Item 5. Other Information

(a) On May 7, 2024, the Company issued a press release announcing its results of operations for the three month period ended March 31, 2024. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

(c) During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted or terminated a Rule10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K promulgated under the Securities Exchange Act of 1934) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Securities Exchange Act of 1934).

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference*

10.1**	Unitil Corporation Third Amended and Restated 2003 Stock Plan	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated May 7, 2024 Announcing Earnings For the Quarter Ended March 31, 2024. EX-99.1	Furnished herewith
4
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.	Filed herewith

Exhibit No.	Description of Exhibit	Reference*

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

* The exhibits referred to in this column by specific designations and dates have heretofore been filed with or furnished to the Securities and Exchange Commission under such designations and are hereby incorporated by reference.

** This exhibit represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: May 7, 2024	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Financial Officer

Date: May 7, 2024	/s/ Todd R. Diggins
Todd R. Diggins
Chief Accounting Officer