Form 10-Q
period 2024-06-30
UNITIL CORP
filed 2024-08-06
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2024
Common Stock, no par value	16,173,971 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2024

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

Unitil had an investment in Net Utility Plant of $1.5 billion at June 30, 2024. Earnings from Unitil’s utility operations are derived primarily from the return on investment in the utility assets of the three distribution utilities and Granite State. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2024 and June 30, 2023 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Three Months Ended June 30, 2024 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$56.4	$39.3	$—	$95.7
Less: Cost of Sales	(31.5)	(8.0)	—	(39.5)
Less: Depreciation and Amortization	(7.1)	(10.8)	(0.2)	(18.1)
GAAP Gross Margin	17.8	20.5	(0.2)	38.1
Depreciation and Amortization	7.1	10.8	0.2	18.1
Adjusted Gross Margin	$24.9	$31.3	$—	$56.2

Three Months Ended June 30, 2023 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$64.5	$38.9	$—	$103.4
Less: Cost of Sales	(40.3)	(9.6)	—	(49.9)
Less: Depreciation and Amortization	(6.4)	(9.9)	(0.3)	(16.6)
GAAP Gross Margin	17.8	19.4	(0.3)	36.9
Depreciation and Amortization	6.4	9.9	0.3	16.6
Adjusted Gross Margin	$24.2	$29.3	$—	$53.5

Six Months Ended June 30, 2024 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$130.0	$144.4	$—	$274.4
Less: Cost of Sales	(78.0)	(52.1)	—	(130.1)
Less: Depreciation and Amortization	(14.1)	(21.7)	(0.3)	(36.1)
GAAP Gross Margin	37.9	70.6	(0.3)	108.2
Depreciation and Amortization	14.1	21.7	0.3	36.1
Adjusted Gross Margin	$52.0	$92.3	$—	$144.3

Six Months Ended June 30, 2023 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$172.7	$150.9	$—	$323.6
Less: Cost of Sales	(121.8)	(66.7)	—	(188.5)
Less: Depreciation and Amortization	(12.9)	(19.9)	(0.5)	(33.3)
GAAP Gross Margin	38.0	64.3	(0.5)	101.8
Depreciation and Amortization	12.9	19.9	0.5	33.3
Adjusted Gross Margin	$50.9	$84.2	$—	$135.1

Electric GAAP Gross Margin was $17.8 million in the three months ended June 30, 2024, essentially unchanged compared to the same period in 2023. Electric GAAP Gross Margin was $37.9 million in the six months ended June 30, 2024, a decrease of $0.1 million compared to the same period in 2023. The three month period reflects higher rates and customer growth of $0.7 million, offset by higher depreciation and amortization expense of $0.7 million. The decrease in the six month period was driven by higher depreciation and amortization expense of $1.2 million, partially offset by higher rates and customer growth of $1.1 million.

Gas GAAP Gross Margin was $20.5 million in the three months ended June 30, 2024, an increase of $1.1 million compared to the same period in 2023. Gas GAAP Gross Margin was $70.6 million in the six months ended June 30, 2024, an increase of $6.3 million compared to the same period in 2023. The increase in the three month period was driven by higher rates and customer growth of $1.6 million, and the favorable effect on gas sales of $0.4 million from colder early spring weather in 2024, compared to the same period in 2023, partially offset by higher depreciation and amortization of $0.9 million. The increase in the six month period was driven by higher rates and customer growth of $8.1 million, partially offset by higher depreciation and amortization of $1.8 million.

Earnings Overview

The Company’s Net Income was $4.3 million, or $0.27 in Earnings Per Share (EPS) for the second quarter of 2024, an increase of $0.1 million in Net Income, or $0.02 in EPS, compared to the second quarter of 2023. The Company’s earnings in the second quarter of 2024 reflect higher rates and customer growth.

The Company’s Net Income was $31.5 million, or $1.96 in Earnings Per Share (EPS) for the first six months of 2024, an increase of $3.2 million in Net Income, or $0.20 in EPS, compared to the first six months of 2023. The Company’s earnings in the first six months of 2024 reflect higher rates and customer growth. Operation and Maintenance expenses include $0.3 million in both the three and six months ended June 30, 2024 for transaction costs associated with the Company’s recently announced acquisition of Bangor Natural Gas Company.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $24.9 million and $52.0 million in the three and six months ended June 30, 2024, respectively, increases of $0.7 million and $1.1 million, respectively, compared to the same periods in 2023. These increases reflect higher rates and customer growth.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $31.3 million and $92.3 million in the three and six months ended June 30, 2024, respectively, increases of $2.0 million and $8.1 million, respectively, compared to the same periods in 2023. The increase in the three month period reflects higher rates and customer growth of $1.6 million, and the favorable effect on gas sales of $0.4 million from colder early spring weather in 2024, compared to the same period in 2023. The increase in the six month period reflects higher rates and customer growth of $8.1 million.

Operation and Maintenance (O&M) expenses increased $0.3 million and $0.4 million, in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increase in the three month period reflects higher labor costs of $0.6 million, partially offset by lower utility operating costs of $0.3 million. The increase in the six month period primarily reflects higher labor costs.

Depreciation and Amortization expense increased $1.5 million and $2.8 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization of storm costs and other deferred costs.

Taxes Other Than Income Taxes increased $0.3 million and $0.7 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, reflecting higher local property taxes on higher utility plant in service and higher payroll taxes.

Interest Expense, Net increased $0.4 million and $0.6 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily reflecting higher interest expense on short-term borrowings and higher levels of long-term debt, partially offset by higher interest income on regulatory assets and other interest income.

Other Expense (Income), Net increased $0.2 million and $0.5 million, in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, reflecting higher retirement benefit costs.

Federal and State Income Taxes for the three and six months ended June 30, 2024 decreased $0.1 million and increased $1.0 million, respectively, compared with the same periods in 2023. The increase in the six month period reflects higher pre-tax earnings in 2024.

At its January 2024, May 2024 and July 2024 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.425 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.70 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

Electric Revenues, Adjusted Gross Margin and Sales

Electric Operating Revenues and Electric Adjusted Gross Margin - The following table details Total Electric Operating Revenues and Electric Adjusted Gross Margin for the three and six months ended June 30, 2024 and 2023:

Electric Operating Revenues and Electric Adjusted Gross Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Electric Operating Revenue:
Residential	$30.1	$37.4	$(7.3)	(19.5)%	$73.6	$106.0	$(32.4)	(30.6)%
Commercial / Industrial	26.3	27.1	(0.8)	(3.0)%	56.4	66.7	(10.3)	(15.4)%
Total Electric Operating Revenue	56.4	64.5	(8.1)	(12.6)%	130.0	172.7	(42.7)	(24.7)%
Cost of Electric Sales	31.5	40.3	(8.8)	(21.8)%	78.0	121.8	(43.8)	(36.0)%
Electric Adjusted Gross Margin	$24.9	$24.2	$0.7	2.9%	$52.0	$50.9	$1.1	2.2%

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $24.9 million and $52.0 million in the three and six months ended June 30, 2024, respectively, increases of $0.7 million and $1.1 million, respectively, compared to the same periods in 2023. These increases reflect higher rates and customer growth.

Total Electric Operating Revenue decreased $8.1 million, or 12.6%, and $42.7 million, or 24.7%, in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, reflecting lower costs of electric sales, which are tracked and reconciled to costs that are passed through directly to customers, partially offset by higher electric distribution rates.

Kilowatt-hour Sales - Unitil’s total electric kWh sales increased 4.3% and 2.0% in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. Sales to Residential and Commercial and Industrial (C&I) customers increased 5.5% and 3.5%, respectively, in the three months ended June 30, 2024, compared to the same period in 2023, reflecting warmer weather in the second quarter of 2024 compared to the same period in 2023, and customer growth. Sales to Residential and C&I customers increased 1.9% and 2.0%, respectively, in the six months ended June 30, 2024, compared to the same period in 2023, reflecting warmer weather for cooling purposes in 2024 compared to 2023, and customer growth. Based on weather data collected in the Company's electric service areas, on average there were 76% more Cooling Degree Days in the first six months of 2024 compared to the same period in 2023. As of June 30, 2024, the number of electric customers increased by approximately 750 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales. Substantially all of the Company’s electric kWh sales volumes are decoupled.

The following table details total kWh sales for the three and six months ended June 30, 2024 and 2023 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Residential	140.8	133.4	7.4	5.5%	320.7	314.7	6.0	1.9%
Commercial / Industrial	221.8	214.3	7.5	3.5%	451.8	442.8	9.0	2.0%
Total	362.6	347.7	14.9	4.3%	772.5	757.5	15.0	2.0%

Gas Revenues, Adjusted Gross Margin and Sales

Gas Operating Revenues and Adjusted Gross Margin - The following table details Total Gas Operating Revenues and Gas Adjusted Gross Margin for the three and six months ended June 30, 2024 and 2023:

Gas Operating Revenues and Gas Adjusted Gross Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Gas Operating Revenue:
Residential	$15.8	$15.7	$0.1	0.6%	$60.6	$62.2	$(1.6)	(2.6)%
Commercial / Industrial	23.5	23.2	0.3	1.3%	83.8	88.7	(4.9)	(5.5)%
Total Gas Operating Revenue	39.3	38.9	0.4	1.0%	144.4	150.9	(6.5)	(4.3)%
Cost of Gas Sales	8.0	9.6	(1.6)	(16.7)%	52.1	66.7	(14.6)	(21.9)%
Gas Adjusted Gross Margin	$31.3	$29.3	$2.0	6.8%	$92.3	$84.2	$8.1	9.6%

Total Gas Operating Revenue increased $0.4 million, or 1.0%, and decreased $6.5 million, or 4.3%, in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increase in the three month period reflects higher gas distribution rates and higher gas sales, partially offset by lower costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers. The decrease in the six month period reflects lower costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers, partially offset by higher gas distribution rates.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $31.3 million and $92.3 million in the three and six months ended June 30, 2024, respectively, increases of $2.0 million and $8.1 million, respectively, compared to the same periods in 2023. The increase in the three month period reflects higher rates and customer growth of $1.6 million, and the favorable effect on gas sales of $0.4 million from colder early spring weather in 2024, compared to the same period in 2023. The increase in the six month period reflects higher rates and customer growth of $8.1 million.

Therm Sales - Unitil’s total gas therm sales increased 2.0% and decreased 0.5% in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. In the second quarter of 2024, sales to Residential customers increased 4.9% and sales to C&I customers increased 1.3%, compared to the same period in 2023, reflecting customer growth and colder early spring weather in 2024, compared to the same period in 2023. In the first six months of 2024, sales to Residential and C&I customers decreased 1.0% and 0.4%, respectively, compared to the same period in 2023, reflecting warmer winter weather in 2024 compared to 2023 and lower average usage, partially offset by customer growth and colder early spring weather in 2024, compared to the same period in 2023. As of June 30, 2024, the number of gas customers increased by approximately 1,100 over the previous year. Sales margins derived from decoupled unit sales (currently representing approximately 42% of total annual therm sales volume) are not sensitive to changes in gas therm sales, although those sales margins are sensitive to changes in the number of customers served.

The following table details total firm therm sales for the three and six months ended June 30, 2024 and 2023 by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Residential	8.6	8.2	0.4	4.9%	29.8	30.1	(0.3)	(1.0)%
Commercial / Industrial	37.9	37.4	0.5	1.3%	106.4	106.8	(0.4)	(0.4)%
Total	46.5	45.6	0.9	2.0%	136.2	136.9	(0.7)	(0.5)%

Operating Expenses

Cost of Electric Sales - Cost of Electric Sales includes the cost of electric supply and spending on energy efficiency programs. Cost of Electric Sales decreased $8.8 million, or 21.8%, and $43.8 million, or 36.0%, in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. These decreases reflect lower wholesale electricity prices and an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by higher sales of electricity. Because the Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Cost of Gas Sales - Cost of Gas Sales includes the cost to supply the Company’s total gas requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $1.6 million, or 16.7%, and $14.6 million, or 21.9%, in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. These decreases primarily reflect lower wholesale gas commodity prices and an increase in the amount of gas purchased by customers directly from third-party suppliers. Because the Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expense increased $0.3 million, or 1.6%, and $0.4 million, or 1.1%, in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increase in the three month period reflects higher labor costs of $0.6 million, partially offset by lower utility operating costs of $0.3 million. The increase in the six month period primarily reflects higher labor costs.

Depreciation and Amortization - Depreciation and Amortization expense increased $1.5 million, or 9.0%, and $2.8 million, or 8.4%, in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization of storm costs and other deferred costs.

Taxes Other Than Income Taxes - Taxes Other Than Income Taxes increased $0.3 million, or 4.4%, and $0.7 million, or 5.0%, in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, reflecting higher local property taxes on higher utility plant in service and higher payroll taxes.

Other Expense (Income), Net - Other Expense (Income), Net increased $0.2 million and $0.5 million, in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, reflecting higher retirement benefit costs.

Provision for Income Taxes - Federal and State Income Taxes for the three and six months ended June 30, 2024 decreased $0.1 million and increased $1.0 million, respectively, compared with the same periods in 2023. The increase in the six month period reflects higher pre-tax earnings in 2024.

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

Interest Expense, Net (millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Interest Expense
Long-term Debt	$6.3	$6.0	$0.3	$12.5	$12.0	$0.5
Short-term Debt	3.1	2.3	0.8	6.0	4.4	1.6
Regulatory Liabilities	0.4	0.2	0.2	0.6	0.3	0.3
Subtotal Interest Expense	9.8	8.5	1.3	19.1	16.7	2.4
Interest (Income)
Regulatory Assets	(1.0)	(0.9)	(0.1)	(2.0)	(1.5)	(0.5)
AFUDC(1) and Other	(1.4)	(0.6)	(0.8)	(2.4)	(1.1)	(1.3)
Subtotal Interest (Income)	(2.4)	(1.5)	(0.9)	(4.4)	(2.6)	(1.8)
Total Interest Expense, Net	$7.4	$7.0	$0.4	$14.7	$14.1	$0.6

(1)
AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net increased $0.4 million, or 5.7%, and $0.6 million, or 4.3%, in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily reflecting higher interest expense on short-term borrowings and higher levels of long-term debt, partially offset by higher interest income on regulatory assets and other interest income.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). At June 30, 2024, June 30, 2023 and December 31, 2023, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $133.2 million for the six months ended June 30, 2024. Total gross repayments were $137.4 million for the six months ended June 30, 2024. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30, 2024, June 30, 2023 and December 31, 2023:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2024	2023	2023
Limit	$200.0	$200.0	$200.0
Short-Term Borrowings Outstanding	157.8	131.7	162.0
Available	$42.2	$68.3	$38.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At June 30, 2024, June 30, 2023 and December 31, 2023, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

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

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2024, there were no guarantees outstanding.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, sells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was $5.5 million of natural gas storage inventory and corresponding obligations at June 30 2024 related to these asset management agreements. The amount of natural gas inventory released in June 2024, which was payable in July 2024, was $0.1 million and was recorded in Accounts Payable at June 30 2024.

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

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company sometimes is required to make difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of June 30, 2024, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2023. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2023 Annual Report on Form 10-K for additional information.

EMPLOYEES

As of June 30, 2024, the Company and its subsidiaries had 536 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

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

As of June 30, 2024, a total of 179 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of June 30, 2024:

	Employees Covered	CBA Expiration
Fitchburg	44	05/31/2027
Northern Utilities NH Division	37	06/07/2025
Northern Utilities ME Division	40	03/31/2026
Granite State	5	03/31/2026
Unitil Energy	42	05/31/2028
Unitil Service – Gas Control [1]	5	03/31/2026
Unitil Service	6	05/31/2028

(1) As of July 24, 2024, these five employees are no longer covered by a collective bargaining agreement.

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes or bonds bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended June 30, 2024 and June 30, 2023 were 6.7% and 6.3%, respectively. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the six months ended June 30, 2024 and June 30, 2023 were 6.7% and 6.1%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2023 was 6.4%.

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

Refer to Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Regulatory Matters.

ENVIRONMENTAL MATTERS

Refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Environmental Matters.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Revenues
Electric	$56.4	$64.5	$130.0	$172.7
Gas	39.3	38.9	144.4	150.9
Total Operating Revenues	95.7	103.4	274.4	323.6
Operating Expenses
Cost of Electric Sales	31.5	40.3	78.0	121.8
Cost of Gas Sales	8.0	9.6	52.1	66.7
Operation and Maintenance	18.6	18.3	36.8	36.4
Depreciation and Amortization	18.1	16.6	36.1	33.3
Taxes Other Than Income Taxes	7.1	6.8	14.8	14.1
Total Operating Expenses	83.3	91.6	217.8	272.3
Operating Income	12.4	11.8	56.6	51.3
Interest Expense, Net	7.4	7.0	14.7	14.1
Other Expense (Income), Net	0.1	(0.1)	0.4	(0.1)
Income Before Income Taxes	4.9	4.9	41.5	37.3
Provision for Income Taxes	0.6	0.7	10.0	9.0
Net Income Applicable to Common Shares	$4.3	$4.2	$31.5	$28.3
Earnings Per Common Share – Basic and Diluted	$0.27	$0.25	$1.96	$1.76
Weighted Average Common Shares Outstanding – Basic and Diluted	16.1	16.0	16.1	16.0

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	June 30,		December 31,
	2024	2023	2023
ASSETS:
Current Assets:
Cash and Cash Equivalents	$2.8	$6.8	$6.5
Accounts Receivable, Net	60.0	59.5	75.0
Accrued Revenue	65.9	60.4	63.4
Exchange Gas Receivable	5.8	9.4	9.4
Gas Inventory	0.4	1.0	1.0
Materials and Supplies	14.2	12.9	13.5
Prepayments and Other	10.9	11.3	8.3
Total Current Assets	160.0	161.3	177.1
Utility Plant:
Electric	663.2	638.4	654.9
Gas	1,131.6	1,060.9	1,117.6
Common	67.8	68.9	70.0
Construction Work in Progress	92.2	64.2	65.3
Utility Plant	1,954.8	1,832.4	1,907.8
Less: Accumulated Depreciation	500.0	474.6	486.9
Net Utility Plant	1,454.8	1,357.8	1,420.9
Other Noncurrent Assets:
Regulatory Assets	53.0	51.5	53.1
Operating Lease Right of Use Assets	5.1	5.2	5.6
Other Assets	22.1	19.5	13.7
Total Other Noncurrent Assets	80.2	76.2	72.4
TOTAL ASSETS	$1,695.0	$1,595.3	$1,670.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	June 30,		December 31,
	2024	2023	2023
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$37.2	$36.7	$47.7
Short-Term Debt	157.8	131.7	162.0
Long-Term Debt, Current Portion	4.9	6.9	4.9
Regulatory Liabilities	24.5	18.4	13.5
Energy Supply Obligations	8.6	13.9	15.0
Interest Payable	6.0	5.2	6.0
Environmental Obligations	0.7	0.6	0.6
Taxes Payable	8.0	2.3	1.9
Other Current Liabilities	26.6	22.3	25.7
Total Current Liabilities	274.3	238.0	277.3
Noncurrent Liabilities:
Retirement Benefit Obligations	46.4	44.3	45.6
Deferred Income Taxes, net	178.6	171.3	176.1
Cost of Removal Obligations	134.9	123.2	126.3
Regulatory Liabilities	33.3	35.5	34.4
Environmental Obligations	4.0	4.1	4.0
Other Noncurrent Liabilities	8.3	8.3	8.3
Total Noncurrent Liabilities	405.5	386.7	394.7
Capitalization:
Long-Term Debt, Less Current Portion	506.4	486.2	509.1
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 16,173,132, 16,091,419 and 16,116,724 Shares)	339.3	336.5	337.6
Retained Earnings	169.3	147.7	151.5
Total Common Stock Equity	508.6	484.2	489.1
Preferred Stock	0.2	0.2	0.2
Total Stockholders’ Equity	508.8	484.4	489.3
Total Capitalization	1,015.2	970.6	998.4
Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,695.0	$1,595.3	$1,670.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions) (UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Operating Activities:
Net Income	$31.5	$28.3
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	36.1	33.3
Deferred Tax Provision	1.1	8.8
Changes in Working Capital Items:
Accounts Receivable	15.0	14.3
Accrued Revenue	(2.5)	12.4
Exchange Gas Receivable	3.6	8.6
Regulatory Liabilities	11.0	3.4
Accounts Payable	(10.5)	(31.9)
Other Changes in Working Capital Items	1.4	(6.1)
Deferred Regulatory and Other Charges	(11.3)	(13.6)
Other, net	1.1	4.9
Cash Provided by Operating Activities	76.5	62.4
Investing Activities:
Property, Plant and Equipment Additions	(56.9)	(57.6)
Cash Used in Investing Activities	(56.9)	(57.6)
Financing Activities:
(Repayment of) Proceeds from Short-Term Debt, net	(4.2)	15.7
Repayment of Long-Term Debt	(2.8)	(2.8)
Net Decrease in Exchange Gas Financing	(3.2)	(7.6)
Increase in Capital Lease Obligations	—	0.2
Dividends Paid	(13.7)	(13.1)
Proceeds from Issuance of Common Stock	0.6	0.6
Cash Used In Financing Activities	(23.3)	(7.0)
Net Decrease in Cash and Cash Equivalents	(3.7)	(2.2)
Cash and Cash Equivalents at Beginning of Period	6.5	9.0
Cash and Cash Equivalents at End of Period	$2.8	$6.8
Supplemental Cash Flow Information:
Interest Paid	$16.7	$15.5
Income Taxes Paid	$2.5	$—
Payments on Capital Leases	$0.1	$0.1
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$5.8	$5.3
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$0.5	$1.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended June 30, 2024
Balance at April 1, 2024	$338.7	$171.9	$510.6
Net Income		4.3	4.3
Dividends ($0.425 per Common Share)		(6.9)	(6.9)
Stock Compensation Plans	0.3		0.3
Issuance of 5,245 Common Shares	0.3		0.3
Balance at June 30, 2024	$339.3	$169.3	$508.6
Three Months Ended June 30, 2023
Balance at April 1, 2023	$336.1	$150.1	$486.2
Net Income		4.2	4.2
Dividends ($0.405 per Common Share)		(6.6)	(6.6)
Stock Compensation Plans	0.1		0.1
Issuance of 5,189 Common Shares	0.3		0.3
Balance at June 30, 2023	$336.5	$147.7	$484.2

	Common Equity	Retained Earnings	Total
Six Months Ended June 30, 2024
Balance at January 1, 2024	$337.6	$151.5	$489.1
Net Income		31.5	31.5
Dividends ($0.85 per Common Share)		(13.7)	(13.7)
Stock Compensation Plans	1.1		1.1
Issuance of 11,048 Common Shares	0.6		0.6
Balance at June 30, 2024	$339.3	$169.3	$508.6
Six Months Ended June 30, 2023
Balance at January 1, 2023	$334.9	$132.5	$467.4
Net Income		28.3	28.3
Dividends ($0.81 per Common Share)		(13.1)	(13.1)
Stock Compensation Plans	1.0		1.0
Issuance of 10,524 Common Shares	0.6		0.6
Balance at June 30, 2023	$336.5	$147.7	$484.2

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

Basis of Presentation - The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024. For additional information, refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (SEC) on February 13, 2024, for a description of the Company’s Basis of Presentation.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended June 30, 2024
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$30.4	$18.4	$48.8
Commercial and Industrial	26.3	27.0	53.3
Other	2.1	1.6	3.7
Total Billed and Unbilled Revenue	58.8	47.0	105.8
Rate Adjustment Mechanism Revenue	(2.4)	(7.7)	(10.1)
Total Electric and Gas Operating Revenues	$56.4	$39.3	$95.7

	Three Months Ended June 30, 2023
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$39.8	$17.9	$57.7
Commercial and Industrial	28.1	26.4	54.5
Other	1.9	1.0	2.9
Total Billed and Unbilled Revenue	69.8	45.3	115.1
Rate Adjustment Mechanism Revenue	(5.3)	(6.4)	(11.7)
Total Electric and Gas Operating Revenues	$64.5	$38.9	$103.4

	Six Months Ended June 30, 2024
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$71.0	$59.4	$130.4
Commercial and Industrial	54.3	82.2	136.5
Other	4.5	5.7	10.2
Total Billed and Unbilled Revenue	129.8	147.3	277.1
Rate Adjustment Mechanism Revenue	0.2	(2.9)	(2.7)
Total Electric and Gas Operating Revenues	$130.0	$144.4	$274.4

	Six Months Ended June 30, 2023
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$99.9	$67.0	$166.9
Commercial and Industrial	62.9	95.6	158.5
Other	4.6	4.6	9.2
Total Billed and Unbilled Revenue	167.4	167.2	334.6
Rate Adjustment Mechanism Revenue	5.3	(16.3)	(11.0)
Total Electric and Gas Operating Revenues	$172.7	$150.9	$323.6

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

Cash and Cash Equivalents - Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of June 30, 2024, June 30, 2023 and December 31, 2023, the Unitil subsidiaries had deposited $2.3 million, $3.3 million and $3.3 million, respectively to satisfy their ISO-NE obligations.

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

The Allowance for Doubtful Accounts as of June 30, 2024, June 30, 2023 and December 31, 2023, was as follows:

	June 30,		December 31,
(millions)	2024	2023	2023
Allowance for Doubtful Accounts	$2.2	$2.2	$2.4

Accounts Receivable, Net includes $2.2 million, $2.2 million, and $2.3 million of the Allowance for Doubtful Accounts at June 30, 2024, June 30, 2023 and December 31, 2023, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes less than $0.1 million, less than $0.1 million and $0.1 million of the Allowance for Doubtful Accounts at June 30, 2024, June 30, 2023 and December 31, 2023, respectively.

Accrued Revenue - Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of June 30, 2024, June 30, 2023 and December 31, 2023.

	June 30,		December 31,
Accrued Revenue (millions)	2024	2023	2023
Regulatory Assets – Current	$61.1	$56.8	$56.5
Unbilled Revenues, net	4.8	3.6	6.9
Total Accrued Revenue	$65.9	$60.4	$63.4

Exchange Gas Receivable - Northern Utilities and Fitchburg have gas exchange and storage agreements whereby gas purchases during the months of April through October are delivered to a third party. The third party delivers gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of June 30, 2024, June 30, 2023 and December 31, 2023.

	June 30,		December 31,
Exchange Gas Receivable (millions)	2024	2023	2023
Northern Utilities	$5.4	$8.7	$8.6
Fitchburg	0.4	0.7	0.8
Total Exchange Gas Receivable	$5.8	$9.4	$9.4

Gas Inventory - The Company uses the weighted average cost methodology to value gas inventory. The following table shows the components of Gas Inventory as of June 30, 2024, June 30, 2023 and December 31, 2023.

	June 30,		December 31,
Gas Inventory (millions)	2024	2023	2023
Natural Gas	$0.1	$0.6	$0.3
Propane	0.2	0.3	0.3
Liquefied Natural Gas & Other	0.1	0.1	0.4
Total Gas Inventory	$0.4	$1.0	$1.0

Utility Plant - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At June 30, 2024, June 30, 2023 and December 31, 2023, the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations, were estimated to be $134.9 million, $123.2 million, and $126.3 million, respectively.

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

Regulatory Accounting - The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC and Northern Utilities is regulated by the Maine Public Utilities Commission (MPUC) and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of June 30, 2024, June 30, 2023 and December 31, 2023, the Company has recorded $7.2 million, $6.0 million and $6.0 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	June 30,		December 31,
Regulatory Assets consist of the following (millions)	2024	2023	2023
Retirement Benefits	$26.8	$27.2	$29.8
Energy Supply and Other Rate Adjustment Mechanisms	57.3	54.0	52.4
Deferred Storm Charges	10.1	8.5	9.2
Environmental	6.1	6.1	6.1
Income Taxes	0.7	1.5	1.1
Other Deferred Charges	13.1	11.0	11.0
Total Regulatory Assets	114.1	108.3	109.6
Less: Current Portion of Regulatory Assets(1)	61.1	56.8	56.5
Regulatory Assets – noncurrent	$53.0	$51.5	$53.1

(1)
Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Regulatory Liabilities consist of the following (millions)	2024	2023	2023
Income Taxes (Note 8)	$37.2	$39.6	$38.6
Rate Adjustment Mechanisms & Other	20.6	14.3	9.3
Total Regulatory Liabilities	57.8	53.9	47.9
Less: Current Portion of Regulatory Liabilities	24.5	18.4	13.5
Regulatory Liabilities – noncurrent	$33.3	$35.5	$34.4

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Included in Regulatory Assets as of June 30, 2024 are $7.2 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

At June 30, 2024, June 30, 2023 and December 31, 2023, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, was $5.8 million, $5.8 million and $6.0 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	June 30,		December 31,
Fair Value of Marketable Securities (millions)	2024	2023	2023
Money Market Funds	$1.8	$5.8	$2.0
Fixed Income Funds	4.0	—	4.0
Total Marketable Securities	$5.8	$5.8	$6.0

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

At June 30, 2024, June 30, 2023 and December 31, 2023, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $1.9 million, $1.1 million and $1.3 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	June 30,		December 31,
Fair Value of Marketable Securities (millions)	2024	2023	2023
Equity Funds	$1.7	$1.0	$1.1
Fixed Income Funds	0.1	—	0.1
Money Market Funds	0.1	0.1	0.1
Total Marketable Securities	$1.9	$1.1	$1.3

Energy Supply Obligations - The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Energy Supply Obligations (millions)	2024	2023	2023
Current:
Exchange Gas Obligation	$5.5	$8.7	$6.4
Renewable Energy Portfolio Standards	3.1	5.2	8.6
Total Energy Supply Obligations	$8.6	$13.9	$15.0

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

Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (Green Communities Act, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (Energy Diversity Act, 2016). The generating facilities associated with ten of these contracts have been constructed and are now operating. Three approved contracts are currently under development. These include long-term contracts filed with the MDPU in 2018, two for offshore wind generation (totaling 1,200 MW) and one for imported hydroelectric power and associated transmission, all three of which were approved in 2019. Four offshore wind contracts, totaling 2,400 MW, previously solicited for pursuant to the Green Communities Act and approved by the MDPU in 2021 and 2022, were subsequently terminated in August and September 2023. In compliance with the Green Communities Act as amended by the Energy Diversity Act and the Act Driving Clean Energy and Offshore Wind in coordination with the other electric distribution companies (EDCs) in Massachusetts, on August 30, 2023 the Company issued a fourth offshore wind Request for Proposal seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement under Section 83C of 5,600 MW. On January 18, 2024, the EDCs notified the MDPU that they are extending the bid submission date and subsequent solicitation schedule dates by an additional 56 days each to allow bidders the opportunity to gain more certainty around their eligibility for the investment tax credit and factor it into their proposals. The submission date was moved to March 27, 2024. The EDCs received bids for Offshore Wind Generation from three developers and are currently evaluating the proposals. Selection is scheduled for August 7, 2024. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism, and has received remuneration for entering into them.

Subsequent Events - The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements, except for the Company's entry into a stock purchase agreement to acquire Bangor Natural Gas Company.

Acquisition of Bangor Natural Gas Company - On July 8, 2024, Unitil entered into a Stock Purchase Agreement (the “Purchase Agreement”) among the Company, PHC Utilities, Inc. (the “Seller”), and, with respect to certain portions of the Purchase Agreement, Hearthstone Utilities, Inc., d/b/a Hope Companies, Inc. (the “Parent”). The Seller is a subsidiary of the Parent. Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Company agreed to acquire all of the issued and outstanding shares of capital stock of Bangor Natural Gas Company (Bangor) from the Seller (the “Acquisition”) for $70.9 million in cash, subject to certain adjustments as provided in the Purchase Agreement. The transaction is expected to be financed initially with an unsecured short-term loan facility and ultimately financed with a balanced mix of equity and private placement debt. The Acquisition is subject to approval by the MPUC. The Company is also seeking approval of various affiliate agreements between the Company, its subsidiaries, and Bangor. Furthermore, Unitil requested that the MPUC issue an order excusing Bangor and Unitil from certain regulatory conditions and obligations imposed upon Bangor or its affiliates in conjunction with prior reorganizations of Bangor and finding that the value of certain assets for cost of service ratemaking purposes is not less than the depreciated original cost of those assets.

Note 2 - Dividends Declared Per Share

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
07/31/24	08/29/24	08/15/24	$0.425
05/01/24	05/31/24	05/16/24	$0.425
01/31/24	02/29/24	02/14/24	$0.425
10/23/23	11/28/23	11/14/23	$0.405
07/26/23	08/28/23	08/14/23	$0.405
04/26/23	05/30/23	05/15/23	$0.405
01/25/23	02/28/23	02/14/23	$0.405

note 3 - Segment Information

The following table provides significant segment financial data for the three and six months ended June 30, 2024 and June 30, 2023.

	Electric	Gas	Other	Total
Three Months Ended June 30, 2024 (millions)
Revenues:
Billed and Unbilled Revenue	$58.8	$47.0	$—	$105.8
Rate Adjustment Mechanism Revenue	(2.4)	(7.7)	—	(10.1)
Total Operating Revenues	56.4	39.3	—	95.7
Segment Profit (Loss)	3.4	1.0	(0.1)	4.3
Capital Expenditures	11.7	24.0	1.0	36.7

Three Months Ended June 30, 2023 (millions)
Revenues:
Billed and Unbilled Revenue	$69.8	$45.3	$—	$115.1
Rate Adjustment Mechanism Revenue	(5.3)	(6.4)	—	(11.7)
Total Operating Revenues	64.5	38.9	—	103.4
Segment Profit (Loss)	3.6	0.9	(0.3)	4.2
Capital Expenditures	13.4	22.0	—	35.4

Six Months Ended June 30, 2024 (millions)
Revenues:
Billed and Unbilled Revenue	$129.8	$147.3	$—	$277.1
Rate Adjustment Mechanism Revenue	0.2	(2.9)	—	(2.7)
Total Operating Revenues	130.0	144.4	—	274.4
Segment Profit (Loss)	8.3	23.4	(0.2)	31.5
Capital Expenditures	20.4	34.7	1.8	56.9
Segment Assets	632.9	1,035.3	26.8	1,695.0

Six Months Ended June 30, 2023 (millions)
Revenues:
Billed and Unbilled Revenue	$167.4	$167.2	$—	$334.6
Rate Adjustment Mechanism Revenue	5.3	(16.3)	—	(11.0)
Total Operating Revenues	172.7	150.9	—	323.6
Segment Profit (Loss)	8.9	19.9	(0.5)	28.3
Capital Expenditures	24.0	33.5	0.1	57.6
Segment Assets	610.5	961.9	22.9	1,595.3

Note 4 - Debt AND FINANCING ARRANGEMENTS

Details on long-term debt at June 30, 2024, June 30, 2023 and December 31, 2023 are shown below.

(millions)	June 30,		December 31,
	2024	2023	2023
Unitil Corporation:
3.70% Senior Notes, Due August 1, 2026	$30.0	$30.0	$30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
6.96% Senior Secured Notes, Due September 1, 2028	10.0	12.0	10.0
8.00% Senior Secured Notes, Due May 1, 2031	10.5	12.0	12.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
Fitchburg:
6.79% Senior Notes, Due October 15, 2025	—	2.0	—
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	6.0	7.2	7.2
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
5.70% Senior Notes, Due July 2, 2033	12.0	—	12.0
3.78% Senior Notes, Due September 15, 2040	27.5	27.5	27.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
5.96% Senior Notes, Due July 2, 2053	13.0	—	13.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	3.9	4.1	4.0
Total Long-Term Debt	514.4	496.3	517.2
Less: Unamortized Debt Issuance Costs	3.1	3.2	3.2
Total Long-Term Debt, net of Unamortized Debt Issuance Costs	511.3	493.1	514.0
Less: Current Portion	4.9	6.9	4.9
Total Long-term Debt, Less Current Portion	$506.4	$486.2	$509.1

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

(millions)	June 30,		December 31,
	2024	2023	2023
Estimated Fair Value of Long-Term Debt	$462.7	$446.2	$470.5

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $133.2 million for the three months ended June 30, 2024. Total gross repayments were $137.4 million for the three months ended June 30, 2024. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30, 2024, June 30, 2023 and December 31, 2023:

	Revolving Credit Facility (millions)
	June 30,		December 31,
	2024	2023	2023
Limit	$200.0	$200.0	$200.0
Short-Term Borrowings Outstanding	157.8	131.7	162.0
Available	$42.2	$68.3	$38.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At June 30, 2024, June 30, 2023 and December 31, 2023, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

The average interest rates on all short-term borrowings and intercompany money pool transactions were 6.7% and 6.3% for the three months ended June 30, 2024 and June 30, 2023, respectively. The average interest rates on all short-term borrowings and intercompany money pool transactions were 6.7% and 6.1% for the six months ended June 30, 2024 and June 30, 2023, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2023 was 6.4%.

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

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, sells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was $5.5 million of natural gas storage inventory and corresponding obligations at June 30 2024 related to these asset management agreements. The amount of natural gas inventory released in June 2024, which was payable in July 2024, was $0.1 million and was recorded in Accounts Payable at June 30 2024.

Guarantees

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2024 there were no guarantees outstanding.

Leases

Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the three months ended June 30, 2024 and June 30, 2023 amounted to $0.5 million and $0.5 million, respectively. Total rental expense under operating leases charged to operations for the six months ended June 30, 2024 and June 30, 2023 amounted to $1.1 million and $1.0 million, respectively.

The balance sheet classification of the Company’s lease obligations was as follows:

	June 30,		December 31,
Lease Obligations (millions)	2024	2023	2023
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.7	$1.7	$1.9
Other Noncurrent Liabilities (long-term portion)	3.4	3.5	3.7
Total Operating Lease Obligations	5.1	5.2	5.6
Capital Lease Obligations:
Other Current Liabilities (current portion)	0.1	0.1	0.1
Other Noncurrent Liabilities (long-term portion)	0.3	0.3	0.4
Total Capital Lease Obligations	0.4	0.4	0.5
Total Lease Obligations	$5.5	$5.6	$6.1

Cash paid for amounts included in the measurement of operating lease obligations for the six months ended June 30, 2024 and June 30, 2023 was $1.1 million and $1.0 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.

Assets under capital leases amounted to approximately $0.7 million, $0.8 million and $0.7 million as of June 30, 2024, June 30, 2023 and December 31, 2023, respectively, less accumulated amortization of $0.2 million, $0.4 million and $0.2 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of June 30, 2024. The payments for operating leases consist of $1.7 million of current operating lease obligations, which are included in Other Current Liabilities and $3.4 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of June 30, 2024. The payments for capital leases consist of $0.1 million of current capital lease obligations, which are included in Other Current Liabilities and $0.3 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of June 30, 2024.

Lease Payments ($000’s)	Operating	Capital
Year Ending December 31,	Leases	Leases
Rest of 2024	$1,443	$110
2025	1,471	111
2026	1,255	107
2027	856	104
2028	284	13
2029 - 2033	223
Total Payments	5,532	445
Less: Interest	456	35
Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$5,076	$410

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of June 30, 2024, the weighted average remaining lease term is 3.6 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.6%. As of June 30, 2023, the weighted average remaining lease term was 3.7 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.5%.

Note 5 – Common Stock and preferred stock

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL”.

The Company had 16,173,132, 16,091,419 and 16,116,724 shares of common stock outstanding at June 30, 2024, June 30, 2023 and December 31, 2023, respectively.

Dividend Reinvestment and Stock Purchase Plan - During the first six months of 2024, the Company sold 11,048 shares of its common stock, at an average price of $50.62 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $559,300. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On January 30, 2024, 22,680 Time Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.1 million. There were 59,163 and 64,243 non-vested Time Restricted Shares under the Stock Plan as of June 30, 2024 and 2023, respectively. The weighted average grant date fair value of these shares was $47.72 and $48.02 per share, respectively. The compensation expense associated with the issuance of Time Restricted Shares under the Stock Plan is being recognized over the vesting period and was $1.2 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, there was approximately $1.1 million of total unrecognized compensation cost for Time Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.7 years. During the six months ended June 30, 2024, there were zero Time Restricted Shares forfeited and zero Time Restricted Shares cancelled under the Stock Plan.

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

Prior to the end of the performance period, the Performance Restricted Shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death, disability or retirement. Initial awards of Performance Restricted Shares were granted January 24, 2023. On January 30, 2024, there were 22,680 Performance Restricted Shares issued under the Stock Plan with an aggregate market value of $1.1 million. There were 43,453 and 18,770 non-vested Performance Restricted Shares under the Stock Plan as of June 30, 2024 and June 30, 2023, respectively. The weighted average grant date fair value of these shares was $50.35 and $51.83 per share, respectively. The compensation expense associated with the issuance of Performance Restricted Shares under the Stock Plan is being recognized over the vesting period and was $0.5 million and $0.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively. At June 30, 2024, there was approximately $1.9 million of total unrecognized compensation cost for Performance Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.0 years. During the six months ended June 30, 2024 there were zero Performance Restricted Shares forfeited and zero Performance Restricted Shares cancelled under the Stock Plan.

Restricted Stock Units

Non-management members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units (RSU). Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the six months ended June 30, 2024 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2023	33,375	$42.73
Restricted Stock Units Granted	—	$—
Dividend Equivalents Earned	546	$52.20
Restricted Stock Units Settled	—	$—
Restricted Stock Units as of June 30, 2024	33,921	$42.89

There were 44,468 Restricted Stock Units outstanding as of June 30, 2023 with a weighted average stock price of $40.37. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2024, June 30, 2023 and December 31, 2023 is $0.8 million, $1.0 million and $0.8 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There were $0.2 million, or 1,727 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of June 30, 2024, June 30, 2023 and December 31, 2023. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three month and six month periods ended June 30, 2024 and June 30, 2023, respectively.

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

On August 17, 2023, Fitchburg filed a petition with the MDPU seeking approval for a $6.8 million increase to base distribution rates, with new rates to be effective July 1, 2024. Fitchburg also requested, among other things, approval for a performance-based ratemaking (PBR) plan for up to a five-year term and continuation of its revenue decoupling mechanism. On June 28, 2024, the MDPU issued an Order providing for a $4.7 million increase to base rates, effective July 1, 2024. This includes a transfer of $2.2 million in costs from certain reconciling mechanisms to base distribution rates. In addition to authorizing an increase to base rates, the Order approved a PBR plan for up to a five-year term and continuation of the Company’s revenue decoupling mechanism. The Order provided for a return on equity of 9.4% and a capital structure reflecting 52% equity and 48% long-term debt. On July 5, 2024, the Company filed its compliance tariff filing and made further revisions as directed by the MDPU on July 15, 2024. On July 16, 2024 the MDPU approved its revised compliance filing. Part of the transfer of revenues from reconciling mechanisms to base rates included $0.8 million of pension/PBOP revenues. In its order, the MDPU found that allowing the Company to recover pension and PBOP expense through its Pension/PBOP Adjustment mechanism is no longer warranted. Instead, the MDPU concluded that these expenses should be recovered in base distribution rates, the mechanism should be discontinued and any unrecovered expenses existing as of the effective date of new rates will be recovered over two years. On July 18, 2024, the Company filed a Motion for Reconsideration and Recalculation in connection with this issue. This motion is pending.

Fitchburg - Base Rates - Gas - On August 17, 2023, Fitchburg filed a petition with the MDPU seeking approval for a $10.9 million increase to base distribution rates, with new rates anticipated to be effective July 1, 2024. Fitchburg proposed to transfer $4.2 million in revenue requirements recovered through its Gas System Enhancement Program to base distribution rates. Net of these transfers, the proposed overall increase to distribution revenues is $6.7 million. As part of this filing, Fitchburg is requesting approval for a PBR plan for up to a five-year term and continuation of its revenue decoupling mechanism. On June 28, 2024, the MDPU issued an Order providing for a $10.1 million increase to base rates, effective July 1, 2024. This includes a transfer of $4.9 million in costs from certain reconciling mechanisms to base distribution rates. In addition to authorizing an increase to base rates, the Order approved a PBR plan for up to a five-year term. The order approves continuation of the Company’s revenue decoupling mechanism but changes the structure from a revenue per customer benchmark to a total revenue cap. The Order provided for a return on equity of 9.4% and a capital structure reflecting 52% equity and 48% long-term debt. On July 5, 2024, the Company filed its compliance tariff filing and made further revisions as directed by the MDPU on July 15, 2024. On July 16, 2024 the MDPU approved its revised compliance filing. Part of the transfer of revenues from reconciling mechanisms to base rates included $0.9 million of pension/PBOP revenues. In its order, the MDPU found that allowing the Company to recover pension and PBOP expense through its Pension/PBOP Adjustment mechanism is no longer warranted. Instead, the MDPU concluded that these expenses should be recovered in base distribution rates, the mechanism should be discontinued and any unrecovered expenses existing as of the effective date of new rates will be recovered over two years. On July 18, 2024, the Company filed a Motion for Reconsideration and Recalculation in connection with this issue. This motion is pending.

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

Unitil Energy - Major Storm Cost Reserve Recovery - On April 26, 2024, Unitil Energy filed a request with the NHPUC to increase its Storm Reserve Adjustment Factor effective June 1, 2024. The increase would allow the Company to recover the under-collected Major Storm Cost Reserve (MSCR) balance as of December 31, 2023 of approximately $3.7 million plus $0.2 million of projected carrying costs over a three-year period. On May 31, 2024, the NHPUC approved the Company’s request, subject to further investigation and reconciliation. This matter remains pending.

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

Fitchburg - Grid Modernization Cost Recovery Factor - On April 15, 2023, Fitchburg filed its GMF rate adjustment and reconciliation filing for recovery of the costs incurred as a result of implementing the Company’s 2022-2025 GMP, approved by the MDPU in Orders dated October 7, 2022 and November 30, 2022. On May 31, 2023, the MDPU approved, subject to further investigation and reconciliation, the cumulative recovery of $1.0 million associated with the Company’s 2022 GMP revenue requirement, effective June 1, 2023. The MDPU conducted a hearing on September 26, 2023 regarding the Company’s pending GMF filings and Grid Modernization Term Report. The matter remains pending. On April 15, 2024, Fitchburg filed its GMF rate adjustment and reconciliation filing for recovery of the costs incurred as a result of implementing the Company’s 2022-2025 GMP. On May 31, 2024, the MDPU approved, subject to further investigation and reconciliation, the cumulative recovery of $1.3 million associated with its 2023 revenue requirement, effective June 1, 2024. On June 28, 2024, the MDPU issued an Order providing for the transfer of $1.6 million meter-related costs from base distribution rates to the GMF, effective July 1, 2024.

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

Fitchburg - Electric Sector Modernization Plan- Pursuant to M.G.L. c. 164 § 92B, Fitchburg submitted a draft Electric Sector Modernization Plan (ESMP) to the statutorily created Massachusetts Grid Modernization Advisory Council (Council) for the Council’s review, input, and recommendations. The ESMP is a plan intended to upgrade the Company’s distribution system to enable and accommodate increased distributed energy resources and electrification technologies, improve grid reliability and resiliency, and assist the Commonwealth in achieving climate goals, among other objectives. The Council provided recommendations on the ESMP in November 2023. The Company submitted its final ESMP to the MDPU on January 29, 2024. The Company concurrently submitted a proposal to recover, among other things, incremental costs associated with ESMP investments through an annual reconciling rate adjustment mechanism. On February 20, 2024, the MDPU issued an interlocutory order finding in part that “to the extent that the MDPU determines that accelerated cost recovery through annual reconciling mechanisms for proposed investments identified in the ESMPs is appropriate, we anticipate establishing the appropriate parameters for those mechanisms through a separate phase of these proceedings to be conducted after August 29, 2024.” The MDPU conducted hearings on the ESMPs in April 2024, and briefing was completed in June 2024. This matter remains pending before the MDPU.

Fitchburg - Electric Vehicle (EV) Proceeding - On December 30, 2022, the MDPU issued an order approving Fitchburg’s five-year EV program with a $1.0 million budget consisting of: (1) public infrastructure offering ($0.5 million); (2) Electric Vehicle Supply Equipment (EVSE) incentives for residential segment ($0.3 million); and (3) marketing and outreach ($0.2 million). The Company may shift spending between program segments and between years over the five-year term of its program, subject to a 15% cap. Any spending above the approved EV program budget or above the 15% cap for each program segment is not eligible for targeted cost recovery through the GMF and, instead, may be recovered in a base distribution rate proceeding subsequent to a prudency finding by the MDPU. The MDPU’s Order directs the Companies to submit annual reports that document their performance and these reports are due on or before May 15th of each year. The MDPU accepted the Company’s Demand Charge Alternative proposal and directed implementation within six months. The Demand Charge Alternative is offered for a ten-year period beginning July 1, 2023 with tiered rates to separately-metered EV general delivery service customers. The MDPU also accepted the Company’s proposed residential EV TOU rate, effective April 1, 2023.

In June 2023, the MDPU convened an EV stakeholder process to finalize EV program performance metrics. On April 3, 2023, the electric companies filed comments on the MDPU’s proposed metrics. On December 15, 2023, the MDPU approved EV performance metrics. Following that approval, the MDPU required the electric companies to develop a joint state-wide program evaluation plan for MDPU approval and stakeholder input. On May 15, 2024, Fitchburg submitted its first annual report on the performance of its EV Program, and a proposed statewide program evaluation plan for MDPU approval and stakeholder input.

Fitchburg - Storm Cost Deferral Petition - On November 2, 2023, Fitchburg filed a request with the MDPU to increase its Storm Reserve Adjustment Factor effective January 1, 2024. The increase would allow the Company to recover approximately $4.8 million of costs of repairing damage to its electrical system plus $1.4 million of projected carrying costs resulting from the January and March 2023 winter storms over a five-year period. On December 19, 2023, the MDPU allowed the associated rate increase to become effective on January 1, 2024, subject to further investigation and reconciliation. This matter remains pending before the MDPU.

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

This proposed agreement would ensure that the Everett Marine Terminal, which plays a critical role in both the Company’s and the New England energy market’s efficient and reliable operation, will continue to be available for the next six winter seasons. A six year agreement was also requested by Boston Gas Company, Eversource Gas Company, and NSTAR Gas Company. Fitchburg and the other LDCs received an Order on May 17, 2024 approving the agreements.

Northern Utilities / Granite State - Firm Capacity Contract - Northern Utilities relies on the transportation of gas supply over its affiliate Granite State pipeline to serve its customers in the Maine and New Hampshire service areas. Granite State facilitates critical upstream interconnections with interstate pipelines and third party suppliers essential to Northern Utilities’ service to its customers. Northern Utilities reserves firm capacity through a contract with Granite State, which is renewed annually. Pursuant to statutory requirements in Maine and orders of the MPUC, Northern Utilities submits an annual informational report requesting approval of a one-year extension of its 12-month contract for firm pipeline capacity reservation, with an evergreen provision and three-month termination notification requirement. On March 29, 2024, Northern Utilities submitted an annual informational report requesting approval on a one-year extension for the period of November 1, 2024 through October 31, 2025. The Company received an order approving the 2024-2025 contract on July 10, 2024.

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

In 2021, the MA legislature increased the total solicitation target (including future solicitations) for offshore wind energy generation to 5,600 MW by June 30, 2027. On August 30, 2023, the EDCs issued a fourth offshore wind RFP seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement under Section 83C of 5,600 MW of Offshore Wind Energy Generation, and taking into account offshore wind generation under contract at the time when proposals are due. Bidders are allowed to offer proposals of at least 200 MW up to 2,400 MW of offshore wind generation. On January 18, 2024, the EDCs notified the MDPU that they are extending the bid submission date and subsequent solicitation schedule dates by an additional 56 days each to allow bidders the opportunity to gain more certainty around their eligibility for the investment tax credit and factor it into their proposals. The submission date was revised to March 27, 2024. The EDCs received a number of bids from three separate developers on March 27, 2024, and have reviewed the bids for completeness and threshold eligibility and are currently engaged in the quantitative evaluation and qualitative scoring of the proposals. The selection date is scheduled for August 7, 2024.

Unitil Energy/Northern Utilities - 2024-2026 Triennial Energy Efficiency Plan - New Hampshire - On November 30, 2023, the NHPUC approved the changes to New Hampshire’s ratepayer-funded energy efficiency program offerings for the 2024–2026 period requested by New Hampshire’s electric and gas utilities. On July 1, 2024, the New Hampshire electric and gas utilities filed an interim update with the Commission, seeking approval to update the energy efficiency program models with benefit assumptions from the recently issued report of Avoided Energy Supply Components in New England: 2024 Report.

FERC Transmission Formula Rate Proceedings- Pursuant to Section 206 of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (ROE) component of the ISO-New

England, Inc. Participating Transmission Owners’ (PTOs) Regional Network Service and Local Network Service formula rates. In August 2013, FERC had found that the Transmission Owners existing ROE was unlawful, and set a new ROE. On April 14, 2017, the U.S. Court of Appeals for the D.C. Circuit (the Court) issued an opinion vacating and remanding FERC’s decision, finding that FERC had failed to articulate a satisfactory explanation for its orders. At this time, the ROE set in the vacated order will remain in place until further FERC action is taken. On November 21, 2019, the FERC issued an order in EL14-12, Midcontinent Independent System Operator ROE, in which FERC outlined a new methodology for calculating the ROE. The New England Transmission Owners (NETOs) thereafter filed a motion to reopen the record in their pending ROE dockets, which has been granted. This matter remains pending. The Company does not believe these proceedings will have a material adverse effect on its financial condition or results of operations.

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

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of June 30, 2024, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

In May 2024, NH DES requested additional information in connection with the Company’s December 2022 remedial action plan (RAP), regarding groundwater contaminants at the Rochester site. In anticipation of the NH DES approval of one of the RAP alternatives and subsequent request for project design, the Company has accrued $2.5 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. The Company has determined that the high end of the range of reasonably possible remediation costs for the Rochester site could be $5.6 million based on RAP alternatives. Due to extended regulatory review time periods, Northern Utilities anticipates the commencement of remediation activities in 2025.

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

The Company is awaiting a decision regarding an Immediate Response Action (IRA) plan with three remediation alternatives, submitted to the MA DEP in October 2023, regarding contaminants in the sediment and riverbank of an abutting watercourse, and observed river seep. In anticipation of the DEP accepting one of the remediation alternatives, Fitchburg has accrued $40,000 for estimated costs to complete the remediation at the Sawyer Passway site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. The Company has determined that the high end of the range of reasonably possible remediation costs for the Sawyer Passway site could be $3.5 million based on remediation alternatives. Fitchburg anticipates the commencement of some remediation activities by the end of 2024, while the river seep will likely be addressed in 2025.

Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.

Unitil Energy - Kensington Distribution Operations Center - Unitil Energy conducted a Phase I and II environmental site assessment (ESA) in the second quarter of 2021 at its former distribution operations center in Kensington, NH. The Company is awaiting a decision on a report, submitted to the NH DES in June 2023, as to whether there is a need to conduct further investigation or remedial actions regarding the impacts of soil and groundwater contaminants identified in the ESA. Unitil Energy anticipates the commencement of remediation activities in either 2025 or 2026, depending upon the timing of the NH DES decision. The Company does not believe this investigation will have a material adverse effect on its financial condition, results of operations or cash flows.

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the six months ended June 30, 2024 and 2023.

Environmental Obligations (millions)
	June 30,
	2024	2023
Total Balance at Beginning of Period	$4.6	$4.4
Additions	0.2	0.5
Less: Payments / Reductions	0.1	0.2
Total Balance at End of Period	4.7	4.7
Less: Current Portion	0.7	0.6
Noncurrent Balance at End of Period	$4.0	$4.1

Note 8: INCOME TAXES

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	For the Six Months Ended June 30,
	2024	2023
Statutory Federal Income Tax Rate	21%	21%
Income Tax Effects of:
State Income Taxes, net	6	6
Utility Plant Differences	(3)	(3)
Effective Income Tax Rate	24%	24%

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at June 30, 2024 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2022; December 31, 2021; and December 31, 2020.

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

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA included new taxes on corporations, including the Corporate Alternative Minimum Tax (AMT) and the Excise Tax on Repurchase of Corporate Stock. The AMT is equal to 15% of a corporation’s adjusted financial statement income (AFSI). The AMT applies to companies that have a 3 year average AFSI of greater than $1 billion. The IRA also extended and modified certain renewable energy related credits. The Company has evaluated the provisions and determined that they do not have a material effect on the Company’s financial statements as of June 30, 2024.

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction to the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) at the new 21% tax rate at which the ADIT will be reversed in future periods. Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and as prescribed in the TCJA, FERC guidance and IRS normalization rules, the benefit of protected excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years. As of June 30, 2024, the Company flowed back $10.8 million to customers in its Massachusetts, Maine, New Hampshire, and federal jurisdictions.

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

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
For the Three Months Ended June 30,	2024	2023	2024	2023	2024	2023
Service Cost	$497	$523	$497	$373	$55	$63
Interest Cost	1,886	1,870	817	725	181	188
Expected Return on Plan Assets	(2,649)	(2,672)	(969)	(852)	—	—
Prior Service Cost Amortization	81	88	—	199	2	14
Actuarial (Gain) Loss Amortization	362	—	(218)	(366)	—	0
Sub-total	177	(191)	127	79	238	265
Amounts Capitalized and Deferred	27	366	54	112	(74)	(82)
Net Periodic Benefit Cost Recognized	$204	$175	$181	$191	$164	$183

	Pension Plan		PBOP Plan		SERP
For the Six Months Ended June 30,	2024	2023	2024	2023	2024	2023
Service Cost	$994	$1,046	$994	$746	$109	$125
Interest Cost	3,772	3,740	1,634	1,450	362	377
Expected Return on Plan Assets	(5,298)	(5,344)	(1,938)	(1,704)	—	—
Prior Service Cost Amortization	162	177	—	397	4	28
Actuarial (Gain) Loss Amortization	724	—	(437)	(732)	—	—
Sub-total	354	(381)	253	157	475	530
Amounts Capitalized and Deferred	135	864	178	333	(148)	(164)
Net Periodic Benefit Cost Recognized	$489	$483	$431	$490	$327	$366

Employer Contributions

As of June 30, 2024, the Company had not made any contributions to its Pension Plan and PBOP Plan in 2024. The Company, along with its subsidiaries, expects to make contributions to its Pension and PBOP Plans in 2024 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of June 30, 2024, the Company had made $0.3 million of benefit payments under the SERP Plan in 2024. The Company presently anticipates making an additional $0.4 million of benefit payments under the SERP Plan in 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of June 30, 2024 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company for the fiscal period ended June 30, 2024.

Issuer Purchases of Equity Securities

Pursuant to the Company’s written trading plan under Rule 10b5-1 under the Exchange Act, adopted and announced by the Company on June 1, 2023, the Company periodically repurchased shares of its Common Stock on the open market to fulfill the required equity portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There was no pool or maximum number of shares related to these purchases; however, the trading plan would have terminated when $614,000 in value of shares had been purchased or, if sooner, on May 31, 2024.

On May 31, 2024, the Company’s10b5-1 Plan terminated in accordance with its terms. The Company did not adopt a new written trading plan under Rule 10b5-1 and does not anticipate doing so prior to year-end.

The following table provides information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended June 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/24 – 4/30/24	—	—	—	$547
5/1/24 – 5/31/24	—	—	—	$—
6/1/24 – 6/30/24	—	—	—	$—
Total	—	—	—

Item 5. Other Information

(a) On August 6, 2024, the Company issued a press release announcing its results of operations for the three and six month periods ended June 30, 2024. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

(c) During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted or terminated a Rule10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K promulgated under the Securities Exchange Act of 1934) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Securities Exchange Act of 1934).

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference*
2.1	Stock Purchase Agreement among Unitil Corporation, PHC Utilities, Inc., and Hearthstone Utilities, Inc. (d/b/a Hope Companies, Inc.) dated July 8, 2024	Exhibit 2.1 to Form 8-K for July 8, 2024 (SEC File No. 1-8858)

4.1	First Amendment to Third Amended and Restated Credit Agreement between Until and Bank of America, N.A., as administrative agent, dated July 18, 2024	Exhibit 4.1 to Form 8-K for July 18, 2024 (SEC File No. 1-8858)

10.1**	Third Amended and Restated 2003 Stock Plan	Exhibit 10.1 to Form 10-Q for March 31, 2024 (SEC File No. 1-8858)

10.2**	Employment Agreement between Unitil Corporation and Thomas P. Meissner, Jr.	Exhibit 10.1 to Form 8-K for May 1, 2024 (SEC File No. 1-8858)

10.3	First Amendment to Third Amended and Restated Credit Agreement between Until and Bank of America, N.A., as administrative agent, dated July 18, 2024	Exhibit 4.1 to Form 8-K for July 18, 2024 (SEC File No. 1-8858)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description of Exhibit	Reference*

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated August 6, 2024 Announcing Earnings For the Quarter Ended June 30, 2024.	Furnished herewith

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

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

UNITIL CORPORATION
(Registrant)

Date: August 6, 2024	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Financial Officer

Date: August 6, 2024	/s/ Todd R. Diggins
Todd R. Diggins
Chief Accounting Officer