Form 10-Q
period 2024-09-30
UNITIL CORP
filed 2024-11-04
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2024
Common Stock, no par value	16,189,246 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2024

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

Unitil had an investment in Net Utility Plant of $1.5 billion at September 30, 2024. Earnings from Unitil’s utility operations are derived primarily from the return on investment in the utility assets of the three distribution utilities and Granite State. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas.

Unitil Resources is the Company’s wholly-owned, non-regulated subsidiary. The Company’s other subsidiaries include Unitil Service Corp., which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies; Unitil Realty Corp., which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire and land for future use located in Kensington, New Hampshire; and Unitil Power Corp., which formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended September 30, 2024 and September 30, 2023 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

The MD&A includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures. The Company's management believes that the non-GAAP presentations of earnings and Earnings Per Share (EPS) and Electric and Gas Adjusted Gross Margins are a more meaningful representation of the Company's financial performance and provides additional and useful information to readers of this report in analyzing the historical and future performance of the business. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

The Company's earnings discussion includes Adjusted Net Income, a non-GAAP financial measure referencing our 2024 GAAP Net Income less certain transaction costs related to the Company's acquisition of Bangor Natural Gas Company (Bangor), which it disclosed previously in 2024. The Company's management believes that the transaction costs related to the acquisition of Bangor, which are included in Operation and Maintenance expense on the Consolidated Statements of Earnings, are not indicative of the

Company's ongoing costs and not directly related to the ongoing operations of the business and therefore not an indicator of baseline operating performance.

In the following tables the Company has reconciled Adjusted Net Income to GAAP Net Income, which we believe to be the most comparable GAAP financial measure.

(Millions, except per share data)
	Three Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2024		2023
	Amount	Per Share	Amount	Per Share
GAAP Net Income	$ ---	$ ---	$ 1.4	$ 0.09
Transaction Costs	0.4	0.02	---	---
Adjusted Net Income	$ 0.4	$ 0.02	$ 1.4	$ 0.09

	Nine Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2024		2023
	Amount	Per Share	Amount	Per Share
GAAP Net Income	$ 31.5	$ 1.96	$ 29.7	$ 1.85
Transaction Costs	0.6	0.04	---	---
Adjusted Net Income	$ 32.1	$ 2.00	$ 29.7	$ 1.85

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

Three Months Ended September 30, 2024 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$62.5	$30.4	$—	$92.9
Less: Cost of Sales	(32.8)	(7.1)	—	(39.9)
Less: Depreciation and Amortization	(7.4)	(11.5)	(0.2)	(19.1)
GAAP Gross Margin	22.3	11.8	(0.2)	33.9
Depreciation and Amortization	7.4	11.5	0.2	19.1
Adjusted Gross Margin	$29.7	$23.3	$—	$53.0

Three Months Ended September 30, 2023 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$72.1	$31.8	$—	$103.9
Less: Cost of Sales	(42.9)	(9.6)	—	(52.5)
Less: Depreciation and Amortization	(6.6)	(9.9)	(0.3)	(16.8)
GAAP Gross Margin	22.6	12.3	(0.3)	34.6
Depreciation and Amortization	6.6	9.9	0.3	16.8
Adjusted Gross Margin	$29.2	$22.2	$—	$51.4

Nine Months Ended September 30, 2024 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$192.5	$174.8	$—	$367.3
Less: Cost of Sales	(110.8)	(59.2)	—	(170.0)
Less: Depreciation and Amortization	(21.5)	(33.2)	(0.5)	(55.2)
GAAP Gross Margin	60.2	82.4	(0.5)	142.1
Depreciation and Amortization	21.5	33.2	0.5	55.2
Adjusted Gross Margin	$81.7	$115.6	$—	$197.3

Nine Months Ended September 30, 2023 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$244.8	$182.7	$—	$427.5
Less: Cost of Sales	(164.7)	(76.3)	—	(241.0)
Less: Depreciation and Amortization	(19.5)	(29.8)	(0.8)	(50.1)
GAAP Gross Margin	60.6	76.6	(0.8)	136.4
Depreciation and Amortization	19.5	29.8	0.8	50.1
Adjusted Gross Margin	$80.1	$106.4	$—	$186.5

Electric GAAP Gross Margin was $22.3 million in the three months ended September 30, 2024, a decrease of $0.3 million compared to the same period in 2023. Electric GAAP Gross Margin was $60.2 million in the nine months ended September 30, 2024, a decrease of $0.4 million compared to the same period in 2023. The three month period reflects higher depreciation and amortization expense of $0.8 million, partially offset by higher rates and customer growth of $0.5 million. The decrease in the nine month period was driven by higher depreciation and amortization expense of $2.0 million, partially offset by higher rates and customer growth of $1.6 million.

Gas GAAP Gross Margin was $11.8 million in the three months ended September 30, 2024, a decrease of $0.5 million compared to the same period in 2023. Gas GAAP Gross Margin was $82.4 million in the nine months ended September 30, 2024, an increase of $5.8 million compared to the same period in 2023. The decrease in the three month period was driven by higher depreciation and amortization of $1.6 million, partially offset by higher rates and customer growth of $1.1 million. The increase in the nine month period was driven by higher rates and customer growth of $9.2 million, partially offset by higher depreciation and amortization of $3.4 million.

Earnings Overview

The Company’s GAAP Net Income (Net Income) was $11 thousand, or $0.00 in EPS for the third quarter of 2024, a decrease of $1.4 million in Net Income, or $0.09 in EPS, compared to the third quarter of 2023. The Company’s Net Income was $31.5 million, or $1.96 in Earnings Per Share (EPS), for the first nine months of 2024, an increase of $1.8 million in Net Income, or $0.11 in EPS, compared to the first nine months of 2023. The Company's Adjusted Net Income (a non-GAAP financial measure) was $0.4 million, or $0.02 in EPS for the third quarter of 2024, a decrease of $1.0 million, or $0.07 in EPS, compared to the third quarter of 2023. The Company's Adjusted Net Income (a non-GAAP financial measure) was $32.1 million, or $2.00 in EPS, for the first nine months of 2024, an increase of $2.4 million, or $0.15 in EPS, compared to the first nine months of 2023. The Company’s earnings in the first nine months of 2024 reflect higher rates and customer growth.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $29.7 million and $81.7 million in the three and nine months ended September 30, 2024, respectively, increases of $0.5 million and $1.6 million, respectively, compared to the same periods in 2023. These increases reflect higher rates and customer growth.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $23.3 million and $115.6 million in the three and nine months ended September 30, 2024, respectively, increases of $1.1 million and $9.2 million, respectively, compared to the same periods in 2023. These increases reflect higher rates and customer growth.

Operation and Maintenance (O&M) expenses increased $0.7 million and $1.1 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increase in the three month period reflects higher labor costs of $0.4 million and higher utility operating costs of $0.3 million. The increase in the nine month period reflects higher labor costs of $0.9 million and higher utility operating costs of $0.2 million.

Depreciation and Amortization expense increased $2.3 million and $5.1 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, reflecting higher depreciation rates resulting from recent base rate cases, additional depreciation associated with higher levels of utility plant in service, and higher amortization of storm costs and other deferred costs.

Taxes Other Than Income Taxes increased $0.8 million and $1.5 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, reflecting higher local property taxes on higher utility plant in service and higher payroll taxes.

Interest Expense, Net increased $0.4 million and $1.0 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily reflecting higher interest expense on short-term borrowings and higher levels of long-term debt, partially offset by higher interest income on regulatory assets and other interest income.

Other (Income) Expense, Net decreased $0.3 million in the three months ended September 30, 2024, compared to the same period in 2023, reflecting lower retirement benefit costs. Other (Income) Expense, Net increased $0.2 million in the nine months ended September 30, 2024, respectively, compared to the same period in 2023, reflecting higher retirement benefit costs.

Federal and State Income Taxes for the three and nine months ended September 30, 2024 decreased $0.9 million and increased $0.1 million, respectively, compared with the same periods in 2023. The decrease in the three month period reflects lower pre-tax earnings in the third quarter of 2024. The increase in the nine month period reflects higher pre-tax earnings in the first nine months of 2024.

At its January 2024, May 2024, July 2024 and October 2024 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.425 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.70 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

Electric Revenues, Adjusted Gross Margin and Sales

Electric Operating Revenues and Electric Adjusted Gross Margin - The following table details Total Electric Operating Revenues and Electric Adjusted Gross Margin for the three and nine months ended September 30, 2024 and 2023:

Electric Operating Revenues and Electric Adjusted Gross Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Electric Operating Revenue:
Residential	$36.1	$43.7	$(7.6)	(17.4)%	$109.7	$149.7	$(40.0)	(26.7)%
Commercial / Industrial	26.4	28.4	(2.0)	(7.0)%	82.8	95.1	(12.3)	(12.9)%
Total Electric Operating Revenue	62.5	72.1	(9.6)	(13.3)%	192.5	244.8	(52.3)	(21.4)%
Cost of Electric Sales	32.8	42.9	(10.1)	(23.5)%	110.8	164.7	(53.9)	(32.7)%
Electric Adjusted Gross Margin	$29.7	$29.2	$0.5	1.7%	$81.7	$80.1	$1.6	2.0%

Total Electric Operating Revenue decreased $9.6 million, or 13.3%, and $52.3 million, or 21.4%, in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, reflecting lower costs of electric sales, which are tracked and reconciled to costs that are passed through directly to customers, partially offset by higher electric distribution rates and higher sales of electricity.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $29.7 million and $81.7 million in the three and nine months ended September 30, 2024, respectively, increases of $0.5 million and $1.6 million, respectively, compared to the same periods in 2023. These increases reflect higher rates and customer growth.

Kilowatt-hour Sales - Unitil’s total electric kWh sales increased 2.6% and 2.2% in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Sales to Residential and Commercial and Industrial (C&I) customers increased 4.1% and 1.5%, respectively, in the three months ended September 30, 2024, compared to the same period in 2023, reflecting warmer weather for cooling purposes in the second quarter of 2024 compared to the same period in 2023, and customer growth. Sales to Residential and C&I customers increased 2.7% and 1.9%, respectively, in the nine months ended September 30, 2024, compared to the same period in 2023, reflecting warmer weather for cooling purposes in 2024 compared to 2023, and customer growth. Based on weather data collected in the Company's electric service areas, on average there were 12.2% more Cooling Degree Days in the first nine months of 2024 compared to the same period in 2023. As of September 30, 2024, the number of electric customers increased by approximately 1,100 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales. Substantially all of the Company’s electric kWh sales volumes are decoupled.

The following table details total kWh sales for the three and nine months ended September 30, 2024 and 2023 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Residential	194.6	187.0	7.6	4.1%	515.3	501.7	13.6	2.7%
Commercial / Industrial	257.1	253.2	3.9	1.5%	708.9	696.0	12.9	1.9%
Total	451.7	440.2	11.5	2.6%	1,224.2	1,197.7	26.5	2.2%

Gas Revenues, Adjusted Gross Margin and Sales

Gas Operating Revenues and Adjusted Gross Margin - The following table details Total Gas Operating Revenues and Gas Adjusted Gross Margin for the three and nine months ended September 30, 2024 and 2023:

Gas Operating Revenues and Gas Adjusted Gross Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Gas Operating Revenue:
Residential	$11.5	$11.9	$(0.4)	(3.4)%	$72.1	$74.1	$(2.0)	(2.7)%
Commercial / Industrial	18.9	19.9	(1.0)	(5.0)%	102.7	108.6	(5.9)	(5.4)%
Total Gas Operating Revenue	30.4	31.8	(1.4)	(4.4)%	174.8	182.7	(7.9)	(4.3)%
Cost of Gas Sales	7.1	9.6	(2.5)	(26.0)%	59.2	76.3	(17.1)	(22.4)%
Gas Adjusted Gross Margin	$23.3	$22.2	$1.1	5.0%	$115.6	$106.4	$9.2	8.6%

Total Gas Operating Revenue decreased $1.4 million, or 4.4%, and $7.9 million, or 4.3%, in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. These decreases reflect lower costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers, and lower gas sales, partially offset by higher gas distribution rates.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $23.3 million and $115.6 million in the three and nine months ended September 30, 2024, respectively, increases of $1.1 million and $9.2 million, respectively, compared to the same periods in 2023. These increases reflect higher rates and customer growth.

Therm Sales - Unitil’s total gas therm sales decreased 0.4% and 0.5% in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. In the third quarter of 2024, sales to Residential customers were essentially unchanged and sales to C&I customers decreased 0.4%, compared to the same period in 2023, reflecting lower average usage, partially offset by customer growth. In the first nine months of 2024, sales to Residential and C&I customers decreased 0.9% and 0.4%, respectively, compared to the same period in 2023, reflecting warmer winter weather in 2024 compared to 2023 and lower average usage, partially offset by customer growth and colder early spring weather in 2024, compared to the same period in 2023. As of September 30, 2024, the number of gas customers increased by approximately 720 over the previous year. Sales margins derived from decoupled unit sales (currently representing approximately 42% of total annual therm sales volume) are not sensitive to changes in gas therm sales, although those sales margins are sensitive to changes in the number of customers served.

The following table details total firm therm sales for the three and nine months ended September 30, 2024 and 2023 by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Residential	2.5	2.5	—	—	32.3	32.6	(0.3)	(0.9)%
Commercial / Industrial	25.2	25.3	(0.1)	(0.4)%	131.6	132.1	(0.5)	(0.4)%
Total	27.7	27.8	(0.1)	(0.4)%	163.9	164.7	(0.8)	(0.5)%

Operating Expenses

Cost of Electric Sales - Cost of Electric Sales includes the cost of electric supply and spending on energy efficiency programs. Cost of Electric Sales decreased $10.1 million, or 23.5%, and $53.9 million, or 32.7%, in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. These decreases reflect lower wholesale electricity prices and an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by higher sales of electricity. Because the Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Cost of Gas Sales - Cost of Gas Sales includes the cost to supply the Company’s total gas requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $2.5 million, or 26.0%, and $17.1 million, or 22.4%, in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. These decreases primarily reflect lower wholesale gas commodity prices, lower gas therm sales and an increase in the amount of gas purchased by customers directly from third-party suppliers. Because the Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expense increased $0.7 million, or 3.6%, and $1.1 million, or 2.0%, in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increase in the three month period reflects higher labor costs of $0.4 million and higher utility operating costs of $0.3 million. The increase in the nine month period reflects higher labor costs of $0.9 million and higher utility operating costs of $0.2 million.

Depreciation and Amortization - Depreciation and Amortization expense increased $2.3 million, or 13.7%, and $5.1 million, or 10.2%, in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, reflecting higher depreciation rates resulting from recent base rate cases, additional depreciation associated with higher levels of utility plant in service, and higher amortization of storm costs and other deferred costs.

Taxes Other Than Income Taxes - Taxes Other Than Income Taxes increased $0.8 million, or 11.4%, and $1.5 million, or 7.1%, in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, reflecting higher local property taxes on higher utility plant in service and higher payroll taxes.

Other (Income) Expense, Net - Other (Income) Expense, Net decreased $0.3 million in the three months ended September 30, 2024, compared to the same period in 2023, reflecting lower retirement benefit costs. Other (Income) Expense, Net increased $0.2 million in the nine months ended September 30, 2024, respectively, compared to the same period in 2023, reflecting higher retirement benefit costs.

Provision for Income Taxes - Federal and State Income Taxes for the three and nine months ended September 30, 2024 decreased $0.9 million and increased $0.1 million, respectively, compared with the same periods in 2023. The decrease in the three month period reflects lower pre-tax earnings in the third quarter of 2024. The increase in the nine month period reflects higher pre-tax earnings in the first nine months of 2024.

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

Interest Expense, Net (millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Interest Expense
Long-term Debt	$7.1	$6.3	$0.8	$19.6	$18.4	$1.2
Short-term Debt	2.6	2.2	0.4	8.6	6.5	2.1
Regulatory Liabilities	0.6	0.2	0.4	1.2	0.5	0.7
Subtotal Interest Expense	10.3	8.7	1.6	29.4	25.4	4.0
Interest (Income)
Regulatory Assets	(1.1)	(0.9)	(0.2)	(3.0)	(2.4)	(0.6)
AFUDC(1) and Other	(1.8)	(0.8)	(1.0)	(4.3)	(1.9)	(2.4)
Subtotal Interest (Income)	(2.9)	(1.7)	(1.2)	(7.3)	(4.3)	(3.0)
Total Interest Expense, Net	$7.4	$7.0	$0.4	$22.1	$21.1	$1.0

(1)
AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net increased $0.4 million, or 5.7%, and $1.0 million, or 4.7%, in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily reflecting higher interest expense on short-term borrowings and higher levels of long-term debt, partially offset by higher interest income on regulatory assets and other interest income.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). At September 30, 2024, September 30, 2023 and December 31, 2023, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $229.9 million for the nine months ended September 30, 2024. Total gross repayments were $327.6 million for the nine months ended September 30, 2024. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30, 2024, September 30, 2023 and December 31, 2023:

	Revolving Credit Facility ($ millions)
	September 30,		December 31,
	2024	2023	2023
Limit	$200.0	$200.0	$200.0
Short-Term Borrowings Outstanding	64.3	129.5	162.0
Available	$135.7	$70.5	$38.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2024, September 30, 2023 and December 31, 2023, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

On July 6, 2023, Fitchburg issued $12.0 million of Notes due July 2, 2033, at 5.70% and $13.0 million of Notes due July 2, 2053 at 5.96%. Fitchburg used the net proceeds from these offerings to refinance existing debt and for general corporate purposes. Approximately $0.2 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt for presentation purposes on the Consolidated Balance Sheet in the third quarter of 2023.

On August 21, 2024, Unitil Corporation issued $20.0 million of Notes due 2034 at 5.99%. Fitchburg issued $12.5 million of Notes due 2034 at 5.54% and $12.5 million of Notes due 2044 at 5.99%. Unitil Energy issued $40.0 million of Bonds due 2054 at 5.69%. Northern Utilities issued $25.0 million of Notes due 2034 at 5.54% and $15.0 million of Notes due 2039 at 5.74%. Granite State issued $10.0 million of Notes due 2034 at 5.74%.

The Company used the net proceeds from these offerings to refinance existing debt and for general corporate purposes. Approximately $1.0 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt for presentation purposes on the Consolidated Balance Sheet in the third quarter of 2024.

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

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2024, there were no guarantees outstanding.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, sells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was $8.8 million of natural gas storage inventory and corresponding obligations at September 30, 2024 related to these asset management agreements. The amount of natural gas inventory released in September 2024, which was payable in October 2024, was less than $0.1 million and was recorded in Accounts Payable at September 30, 2024.

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

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company sometimes is required to make difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of September 30, 2024, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2023. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2023 Annual Report on Form 10-K for additional information.

EMPLOYEES

As of September 30, 2024, the Company and its subsidiaries had 541 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

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

As of September 30, 2024, a total of 173 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of September 30, 2024:

	Employees Covered	CBA Expiration
Fitchburg	45	05/31/2027
Northern Utilities NH Division	37	06/07/2025
Northern Utilities ME Division	39	03/31/2026
Granite State	5	03/31/2026
Unitil Energy	42	05/31/2028
Unitil Service	5	05/31/2028

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes or bonds bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended September 30, 2024 and September 30, 2023 were 6.6% and 6.4%, respectively. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the nine months ended September 30, 2024 and September 30, 2023 were 6.6% and 6.2%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2023 was 6.4%.

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

Refer to Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Regulatory Matters.

ENVIRONMENTAL MATTERS

Refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Environmental Matters.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Revenues
Electric	$62.5	$72.1	$192.5	$244.8
Gas	30.4	31.8	174.8	182.7
Total Operating Revenues	92.9	103.9	367.3	427.5
Operating Expenses
Cost of Electric Sales	32.8	42.9	110.8	164.7
Cost of Gas Sales	7.1	9.6	59.2	76.3
Operation and Maintenance	20.3	19.6	57.1	56.0
Depreciation and Amortization	19.1	16.8	55.2	50.1
Taxes Other Than Income Taxes	7.8	7.0	22.6	21.1
Total Operating Expenses	87.1	95.9	304.9	368.2
Operating Income	5.8	8.0	62.4	59.3
Interest Expense, Net	7.4	7.0	22.1	21.1
Other (Income) Expense, Net	(0.3)	—	0.1	(0.1)
Income (Loss) Before Income Taxes	(1.3)	1.0	40.2	38.3
Provision for Income Taxes	(1.3)	(0.4)	8.7	8.6
Net Income Applicable to Common Shares	$—	$1.4	$31.5	$29.7
Earnings Per Common Share – Basic and Diluted	$—	$0.09	$1.96	$1.85
Weighted Average Common Shares Outstanding – Basic and Diluted	16.1	16.1	16.1	16.0

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	September 30,		December 31,
	2024	2023	2023
ASSETS:
Current Assets:
Cash and Cash Equivalents	$6.3	$6.0	$6.5
Accounts Receivable, Net	56.0	57.7	75.0
Accrued Revenue	65.4	57.3	63.4
Exchange Gas Receivable	9.3	14.0	9.4
Refundable Taxes	3.8	—	—
Gas Inventory	1.1	1.2	1.0
Materials and Supplies	13.8	12.6	13.5
Prepayments and Other	6.9	7.6	8.3
Total Current Assets	162.6	156.4	177.1
Utility Plant:
Electric	670.2	634.0	654.9
Gas	1,140.4	1,063.9	1,117.6
Common	67.7	68.9	70.0
Construction Work in Progress	136.3	107.6	65.3
Utility Plant	2,014.6	1,874.4	1,907.8
Less: Accumulated Depreciation	512.2	484.3	486.9
Net Utility Plant	1,502.4	1,390.1	1,420.9
Other Noncurrent Assets:
Regulatory Assets	49.5	50.9	53.1
Operating Lease Right of Use Assets	4.6	5.5	5.6
Other Assets	18.0	17.3	13.7
Total Other Noncurrent Assets	72.1	73.7	72.4
TOTAL ASSETS	$1,737.1	$1,620.2	$1,670.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	September 30,		December 31,
	2024	2023	2023
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$36.2	$35.6	$47.7
Short-Term Debt	64.3	129.5	162.0
Long-Term Debt, Current Portion	4.9	7.0	4.9
Regulatory Liabilities	22.4	16.9	13.5
Energy Supply Obligations	12.8	18.7	15.0
Interest Payable	7.4	6.5	6.0
Environmental Obligations	0.8	0.6	0.6
Taxes Payable	—	0.7	1.9
Other Current Liabilities	30.4	27.9	25.7
Total Current Liabilities	179.2	243.4	277.3
Noncurrent Liabilities:
Retirement Benefit Obligations	42.5	41.3	45.6
Deferred Income Taxes, net	176.6	173.7	176.1
Cost of Removal Obligations	139.3	125.8	126.3
Regulatory Liabilities	46.3	34.8	34.4
Environmental Obligations	4.0	4.0	4.0
Other Noncurrent Liabilities	8.4	8.4	8.3
Total Noncurrent Liabilities	417.1	388.0	394.7
Capitalization:
Long-Term Debt, Less Current Portion	638.4	509.0	509.1
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 16,177,314, 16,097,182 and 16,116,724 Shares)	339.8	337.0	337.6
Retained Earnings	162.4	142.6	151.5
Total Common Stock Equity	502.2	479.6	489.1
Preferred Stock	0.2	0.2	0.2
Total Stockholders’ Equity	502.4	479.8	489.3
Total Capitalization	1,140.8	988.8	998.4
Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,737.1	$1,620.2	$1,670.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions) (UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net Income	$31.5	$29.7
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	55.2	50.1
Deferred Tax Provision	12.0	8.3
Changes in Working Capital Items:
Accounts Receivable	19.0	16.1
Accrued Revenue	(2.0)	15.5
Exchange Gas Receivable	0.1	4.0
Regulatory Liabilities	8.9	1.9
Accounts Payable	(11.5)	(33.0)
Other Changes in Working Capital Items	(0.4)	3.3
Deferred Regulatory and Other Charges	(5.7)	(12.6)
Other, net	(4.5)	(4.6)
Cash Provided by Operating Activities	102.6	78.7
Investing Activities:
Property, Plant and Equipment Additions	(114.3)	(93.4)
Cash Used in Investing Activities	(114.3)	(93.4)
Financing Activities:
(Repayment of) Proceeds from Short-Term Debt, net	(97.7)	13.5
Repayment of Long-Term Debt	(4.9)	(4.9)
Proceeds from Issuance of Long-Term Debt	135.0	25.0
Long-Term Debt Issuance costs	(1.0)	(0.2)
Net Increase (Decrease) in Exchange Gas Financing	0.1	(3.2)
(Decrease) Increase in Capital Lease Obligations	(0.1)	0.3
Dividends Paid	(20.6)	(19.6)
Proceeds from Issuance of Common Stock	0.7	0.8
Cash Provided by Financing Activities	11.5	11.7
Net Decrease in Cash and Cash Equivalents	(0.2)	(3.0)
Cash and Cash Equivalents at Beginning of Period	6.5	9.0
Cash and Cash Equivalents at End of Period	$6.3	$6.0
Supplemental Cash Flow Information:
Interest Paid	$23.6	$22.0
Income Taxes Paid	$2.5	$—
Payments on Capital Leases	$0.1	$0.2
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$11.8	$8.6
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$0.5	$2.1

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended September 30, 2024
Balance at July 1, 2024	$339.3	$169.3	$508.6
Net Income		—	—
Dividends ($0.425 per Common Share)		(6.9)	(6.9)
Stock Compensation Plans	0.3		0.3
Issuance of 4,182 Common Shares	0.2		0.2
Balance at September 30, 2024	$339.8	$162.4	$502.2
Three Months Ended September 30, 2023
Balance at July 1, 2023	$336.5	$147.7	$484.2
Net Income		1.4	1.4
Dividends ($0.405 per Common Share)		(6.5)	(6.5)
Stock Compensation Plans	0.2		0.2
Issuance of 5,763 Common Shares	0.3		0.3
Balance at September 30, 2023	$337.0	$142.6	$479.6

	Common Equity	Retained Earnings	Total
Nine Months Ended September 30, 2024
Balance at January 1, 2024	$337.6	$151.5	$489.1
Net Income		31.5	31.5
Dividends ($1.275 per Common Share)		(20.6)	(20.6)
Stock Compensation Plans	1.5		1.5
Issuance of 15,230 Common Shares	0.7		0.7
Balance at September 30, 2024	$339.8	$162.4	$502.2
Nine Months Ended September 30, 2023
Balance at January 1, 2023	$334.9	$132.5	$467.4
Net Income		29.7	29.7
Dividends ($1.215 per Common Share)		(19.6)	(19.6)
Stock Compensation Plans	1.3		1.3
Issuance of 16,287 Common Shares	0.8		0.8
Balance at September 30, 2023	$337.0	$142.6	$479.6

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

Unitil also has three other wholly-owned subsidiaries: Unitil Service, Unitil Resources and Unitil Realty. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology, energy management, and management services on a centralized basis to its affiliated Unitil companies. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary, which currently does not have any activity. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire and leases this facility to Unitil Service under a long-term lease arrangement. Unitil Realty also owns land for future use in Kingston, New Hampshire.

Basis of Presentation - The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by generally accepted accounting principles (GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024. For additional information, refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (SEC) on February 13, 2024, for a description of the Company’s Basis of Presentation.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended September 30, 2024
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$37.4	$8.9	$46.3
Commercial and Industrial	27.4	15.2	42.6
Other	2.7	1.2	3.9
Total Billed and Unbilled Revenue	67.5	25.3	92.8
Rate Adjustment Mechanism Revenue	(5.0)	5.1	0.1
Total Electric and Gas Operating Revenues	$62.5	$30.4	$92.9

	Three Months Ended September 30, 2023
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$47.5	$8.4	$55.9
Commercial and Industrial	30.8	14.8	45.6
Other	2.3	1.2	3.5
Total Billed and Unbilled Revenue	80.6	24.4	105.0
Rate Adjustment Mechanism Revenue	(8.5)	7.4	(1.1)
Total Electric and Gas Operating Revenues	$72.1	$31.8	$103.9

	Nine Months Ended September 30, 2024
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$108.4	$68.3	$176.7
Commercial and Industrial	81.7	97.4	179.1
Other	7.2	6.9	14.1
Total Billed and Unbilled Revenue	197.3	172.6	369.9
Rate Adjustment Mechanism Revenue	(4.8)	2.2	(2.6)
Total Electric and Gas Operating Revenues	$192.5	$174.8	$367.3

	Nine Months Ended September 30, 2023
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$147.5	$75.4	$222.9
Commercial and Industrial	93.7	110.5	204.2
Other	6.9	5.8	12.7
Total Billed and Unbilled Revenue	248.1	191.7	439.8
Rate Adjustment Mechanism Revenue	(3.3)	(9.0)	(12.3)
Total Electric and Gas Operating Revenues	$244.8	$182.7	$427.5

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

Cash and Cash Equivalents - Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of September 30, 2024, September 30, 2023 and December 31, 2023, the Unitil subsidiaries had deposited $5.8 million, $3.5 million and $3.3 million, respectively to satisfy their ISO-NE obligations.

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

The Allowance for Doubtful Accounts as of September 30, 2024, September 30, 2023 and December 31, 2023, was as follows:

	September 30,		December 31,
(millions)	2024	2023	2023
Allowance for Doubtful Accounts	$2.0	$2.0	$2.4

Accounts Receivable, Net includes $1.9 million, $2.0 million, and $2.3 million of the Allowance for Doubtful Accounts at September 30, 2024, September 30, 2023 and December 31, 2023, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes less than $0.1 million, less than $0.1 million and $0.1 million of the Allowance for Doubtful Accounts at September 30, 2024, September 30, 2023 and December 31, 2023, respectively.

Accrued Revenue - Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of September 30, 2024, September 30, 2023 and December 31, 2023.

	September 30,		December 31,
Accrued Revenue (millions)	2024	2023	2023
Regulatory Assets – Current	$61.3	$53.5	$56.5
Unbilled Revenues, net	4.1	3.8	6.9
Total Accrued Revenue	$65.4	$57.3	$63.4

Exchange Gas Receivable - Northern Utilities and Fitchburg have gas exchange and storage agreements whereby gas purchases during the months of April through October are delivered to a third party. The third party delivers gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of September 30, 2024, September 30, 2023 and December 31, 2023.

	September 30,		December 31,
Exchange Gas Receivable (millions)	2024	2023	2023
Northern Utilities	$8.8	$13.1	$8.6
Fitchburg	0.5	0.9	0.8
Total Exchange Gas Receivable	$9.3	$14.0	$9.4

Gas Inventory - The Company uses the weighted average cost methodology to value gas inventory. The following table shows the components of Gas Inventory as of September 30, 2024, September 30, 2023 and December 31, 2023.

	September 30,		December 31,
Gas Inventory (millions)	2024	2023	2023
Natural Gas	$0.2	$0.3	$0.3
Propane	0.4	0.3	0.3
Liquefied Natural Gas & Other	0.5	0.6	0.4
Total Gas Inventory	$1.1	$1.2	$1.0

Utility Plant - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At September 30, 2024, September 30, 2023 and December 31, 2023, the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations, were estimated to be $139.3 million, $125.8 million, and $126.3 million, respectively.

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

Regulatory Accounting - The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC and Northern Utilities is regulated by the Maine Public Utilities Commission (MPUC) and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of September 30, 2024, September 30, 2023 and December 31, 2023, the Company has recorded $6.8 million, $6.0 million and $6.0 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	September 30,		December 31,
Regulatory Assets consist of the following (millions)	2024	2023	2023
Retirement Benefits	$26.2	$26.5	$29.8
Energy Supply and Other Rate Adjustment Mechanisms	56.5	51.0	52.4
Deferred Storm Charges	8.9	9.0	9.2
Environmental	6.3	6.1	6.1
Income Taxes	0.5	1.2	1.1
Other Deferred Charges	12.4	10.6	11.0
Total Regulatory Assets	110.8	104.4	109.6
Less: Current Portion of Regulatory Assets(1)	61.3	53.5	56.5
Regulatory Assets – noncurrent	$49.5	$50.9	$53.1

(1)
Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Regulatory Liabilities consist of the following (millions)	2024	2023	2023
Income Taxes (Note 8)	$50.0	$38.9	$38.6
Rate Adjustment Mechanisms & Other	18.7	12.8	9.3
Total Regulatory Liabilities	68.7	51.7	47.9
Less: Current Portion of Regulatory Liabilities	22.4	16.9	13.5
Regulatory Liabilities – noncurrent	$46.3	$34.8	$34.4

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Included in Regulatory Assets as of September 30, 2024 are $7.2 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

Investments in Marketable Securities - The Company maintains a trust through which it invests in money market and fixed income funds. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (SERP) (See additional discussion of the SERP in Note 9).

At September 30, 2024, September 30, 2023 and December 31, 2023, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, was $5.8 million, $5.9 million and $6.0 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	September 30,		December 31,
Fair Value of Marketable Securities (millions)	2024	2023	2023
Money Market Funds	$1.8	$5.9	$2.0
Fixed Income Funds	4.0	—	4.0
Total Marketable Securities	$5.8	$5.9	$6.0

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

At September 30, 2024, September 30, 2023 and December 31, 2023, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $2.1 million, $1.1 million and $1.3 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	September 30,		December 31,
Fair Value of Marketable Securities (millions)	2024	2023	2023
Equity Funds	$1.9	$1.0	$1.1
Fixed Income Funds	0.1	—	0.1
Money Market Funds	0.1	0.1	0.1
Total Marketable Securities	$2.1	$1.1	$1.3

Energy Supply Obligations - The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Energy Supply Obligations (millions)	2024	2023	2023
Current:
Exchange Gas Obligation	$8.8	$13.1	$6.4
Renewable Energy Portfolio Standards	4.0	5.6	8.6
Total Energy Supply Obligations	$12.8	$18.7	$15.0

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

Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (Green Communities Act, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (Energy Diversity Act, 2016). The generating facilities associated with ten of these contracts have been constructed and are now operating. Three approved contracts are currently under development. These include long-term contracts filed with the MDPU in 2018, two for offshore wind generation (totaling 1,200 MW) and one for imported hydroelectric power and associated transmission, all three of which were approved in 2019. Four offshore wind contracts, totaling 2,400 MW, previously solicited for pursuant to the Green Communities Act and approved by the MDPU in 2021 and 2022, were subsequently terminated in August and September 2023. In compliance with the Green Communities Act as amended by the Energy Diversity Act and the Act Driving Clean Energy and Offshore Wind in coordination with the other electric distribution companies (EDCs) in Massachusetts, on August 30, 2023 the Company issued a fourth offshore wind Request for Proposal seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement under Section 83C of 5,600 MW. On January 18, 2024, the EDCs notified the MDPU that they are extending the bid submission date and subsequent solicitation schedule dates by an additional 56 days each to allow bidders the opportunity to gain more certainty around their eligibility for the investment tax credit and factor it into their proposals. The submission date was moved to March 27, 2024. The EDCs received bids for Offshore Wind Generation from three developers and on September 6, 2024, the Department of Energy Resources selected a portfolio of projects totaling 2,678MW from three projects. The EDCs have commenced contract negotiations which are scheduled to be completed in November 2024. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism, and has received remuneration for entering into them.

Subsequent Events - The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.

Acquisition of Bangor Natural Gas Company - On July 8, 2024, Unitil entered into a Stock Purchase Agreement (the “Purchase Agreement”) among the Company, PHC Utilities, Inc. (the “Seller”), and, with respect to certain portions of the Purchase Agreement, Hearthstone Utilities, Inc., d/b/a Hope Companies, Inc. (the “Parent”). The Seller is a subsidiary of the Parent. Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Company agreed to acquire all of the issued and outstanding shares of capital stock of Bangor Natural Gas Company (Bangor) from the Seller (the “Acquisition”) for $70.9 million in cash, subject to certain adjustments as provided in the Purchase Agreement. The transaction is expected to be financed initially with an unsecured short-term loan facility and ultimately financed with a balanced mix of equity and private placement debt. The transacting parties jointly submitted a petition seeking approval of the Acquisition with the MPUC on July 15, 2024. The Company is also seeking approval of various affiliate agreements between the Company, its subsidiaries, and Bangor. Furthermore, Unitil requested that the MPUC issue an order excusing Bangor and Unitil from certain regulatory conditions and obligations imposed upon Bangor or its affiliates in conjunction with prior reorganizations of Bangor and finding that the value of certain assets for cost of service ratemaking purposes is not less than the depreciated original cost of those assets. This matter remains pending.

Note 2 - Dividends Declared Per Share

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
10/30/24	11/29/24	11/14/24	$0.425
07/31/24	08/29/24	08/15/24	$0.425
05/01/24	05/31/24	05/16/24	$0.425
01/31/24	02/29/24	02/14/24	$0.425
10/23/23	11/28/23	11/14/23	$0.405
07/26/23	08/28/23	08/14/23	$0.405
04/26/23	05/30/23	05/15/23	$0.405
01/25/23	02/28/23	02/14/23	$0.405

note 3 - Segment Information

The following table provides significant segment financial data for the three and nine months ended September 30, 2024 and September 30, 2023.

	Electric	Gas	Other	Total
Three Months Ended September 30, 2024 (millions)
Revenues:
Billed and Unbilled Revenue	$67.5	$25.3	$—	$92.8
Rate Adjustment Mechanism Revenue	(5.0)	5.1	—	0.1
Total Operating Revenues	62.5	30.4	—	92.9
Segment Profit (Loss)	6.0	(5.2)	(0.8)	—
Capital Expenditures	13.9	41.6	1.9	57.4

Three Months Ended September 30, 2023 (millions)
Revenues:
Billed and Unbilled Revenue	$80.6	$24.4	$—	$105.0
Rate Adjustment Mechanism Revenue	(8.5)	7.4	—	(1.1)
Total Operating Revenues	72.1	31.8	—	103.9
Segment Profit (Loss)	6.2	(4.3)	(0.5)	1.4
Capital Expenditures	5.3	28.3	2.2	35.8

Nine Months Ended September 30, 2024 (millions)
Revenues:
Billed and Unbilled Revenue	$197.3	$172.6	$—	$369.9
Rate Adjustment Mechanism Revenue	(4.8)	2.2	—	(2.6)
Total Operating Revenues	192.5	174.8	—	367.3
Segment Profit (Loss)	14.3	18.2	(1.0)	31.5
Capital Expenditures	34.3	76.3	3.7	114.3
Segment Assets	625.4	1,066.7	45.0	1,737.1

Nine Months Ended September 30, 2023 (millions)
Revenues:
Billed and Unbilled Revenue	$248.1	$191.7	$—	$439.8
Rate Adjustment Mechanism Revenue	(3.3)	(9.0)	—	(12.3)
Total Operating Revenues	244.8	182.7	—	427.5
Segment Profit (Loss)	15.1	15.6	(1.0)	29.7
Capital Expenditures	29.3	61.8	2.3	93.4
Segment Assets	607.2	989.2	23.8	1,620.2

Note 4 - Debt AND FINANCING ARRANGEMENTS

Details on long-term debt at September 30, 2024, September 30, 2023 and December 31, 2023 are shown below.

(millions)	September 30,		December 31,
	2024	2023	2023
Unitil Corporation:
3.70% Senior Notes, Due August 1, 2026	$30.0	$30.0	$30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0	30.0
5.99% Senior Notes, Due August 21, 2034	20.0	—	—
Unitil Energy First Mortgage Bonds:
6.96% Senior Secured Notes, Due September 1, 2028	8.0	10.0	10.0
8.00% Senior Secured Notes, Due May 1, 2031	10.5	12.0	12.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
5.69% Senior Secured Notes, Due August 21, 2054	40.0	—	—
Fitchburg:
6.79% Senior Notes, Due October 15, 2025	—	2.0	—
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	6.0	7.2	7.2
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
5.70% Senior Notes, Due July 2, 2033	12.0	12.0	12.0
5.54% Senior Notes, Due August 21, 2034	12.5	—	—
3.78% Senior Notes, Due September 15, 2040	27.5	27.5	27.5
5.99% Senior Notes, Due August 21, 2044	12.5	—	—
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
5.96% Senior Notes, Due July 2, 2053	13.0	13.0	13.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
5.54% Senior Notes, Due August 21, 2034	25.0	—	—
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
5.74% Senior Notes, Due August 21, 2039	15.0	—	—
3.78% Senior Notes, Due September 15, 2040	40.0	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0
5.74% Senior Notes, Due August 21, 2034	10.0	—	—
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	3.8	4.1	4.0
Total Long-Term Debt	647.3	519.3	517.2
Less: Unamortized Debt Issuance Costs	4.0	3.3	3.2
Total Long-Term Debt, net of Unamortized Debt Issuance Costs	643.3	516.0	514.0
Less: Current Portion	4.9	7.0	4.9
Total Long-term Debt, Less Current Portion	$638.4	$509.0	$509.1

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

(millions)	September 30,		December 31,
	2024	2023	2023
Estimated Fair Value of Long-Term Debt	$617.9	$453.5	$470.5

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $229.9 million for the nine months ended September 30, 2024. Total gross repayments were $327.6 million for the nine months ended September 30, 2024. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30, 2024, September 30, 2023 and December 31, 2023:

	Revolving Credit Facility (millions)
	September 30,		December 31,
	2024	2023	2023
Limit	$200.0	$200.0	$200.0
Short-Term Borrowings Outstanding	64.3	129.5	162.0
Available	$135.7	$70.5	$38.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2024, September 30, 2023 and December 31, 2023, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

The average interest rates on all short-term borrowings and intercompany money pool transactions were 6.6% and 6.4% for the three months ended September 30, 2024 and September 30, 2023, respectively. The average interest rates on all short-term borrowings and intercompany money pool transactions were 6.6% and 6.2% for the nine months ended September 30, 2024 and September 30, 2023, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2023 was 6.4%.

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

On August 21, 2024, Unitil Corporation issued $20.0 million of Notes due 2034 at 5.99%. Fitchburg issued $12.5 million of Notes due 2034 at 5.54% and $12.5 million of Notes due 2044 at 5.99%. Unitil Energy issued $40.0 million of Bonds due 2054 at 5.69%. Northern Utilities issued $25.0 million of Notes due 2034 at 5.54% and $15.0 million of Notes due 2039 at 5.74%. Granite State issued $10.0 million of Notes due 2034 at 5.74%.

The Company used the net proceeds from these offerings to refinance existing debt and for general corporate purposes. Approximately $1.0 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt for presentation purposes on the Consolidated Balance Sheet in the third quarter of 2024.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, sells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was $8.8 million of natural gas storage inventory and corresponding obligations at September 30, 2024 related to these asset management agreements. The amount of natural gas inventory released in September 2024, which was payable in October 2024, was less than $0.1 million and was recorded in Accounts Payable at September 30, 2024.

Guarantees

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2024 there were no guarantees outstanding.

Leases

Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the three months ended September 30, 2024 and September 30, 2023 amounted to $0.5 million and $0.6 million, respectively. Total rental expense under operating leases charged to operations for the nine months ended September 30, 2024 and September 30, 2023 amounted to $1.6 million and $1.6 million, respectively.

The balance sheet classification of the Company’s lease obligations was as follows:

	September 30,		December 31,
Lease Obligations (millions)	2024	2023	2023
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.6	$1.8	$1.9
Other Noncurrent Liabilities (long-term portion)	3.0	3.7	3.7
Total Operating Lease Obligations	4.6	5.5	5.6
Capital Lease Obligations:
Other Current Liabilities (current portion)	0.1	0.1	0.1
Other Noncurrent Liabilities (long-term portion)	0.3	0.4	0.4
Total Capital Lease Obligations	0.4	0.5	0.5
Total Lease Obligations	$5.0	$6.0	$6.1

Cash paid for amounts included in the measurement of operating lease obligations for the nine months ended September 30, 2024 and September 30, 2023 was $1.6 million and $1.6 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.

Assets under capital leases amounted to approximately $0.7 million, $0.7 million and $0.7 million as of September 30, 2024, September 30, 2023 and December 31, 2023, respectively, less accumulated amortization of $0.3 million, $0.2 million and $0.2 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of September 30, 2024. The payments for operating leases consist of $1.6 million of current operating lease obligations, which are included in Other Current Liabilities and $3.0 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of September 30, 2024. The payments for capital leases consist of $0.1 million of current capital lease obligations, which are included in Other Current Liabilities and $0.3 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of September 30, 2024.

Lease Payments ($000’s)	Operating	Capital
Year Ending December 31,	Leases	Leases
Rest of 2024	$1,250	$99
2025	1,228	99
2026	913	86
2027	982	104
2028	420	19
2029 - 2033	223	—
Total Payments	5,016	407
Less: Interest	401	30
Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$4,615	$377

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of September 30, 2024, the weighted average remaining lease term is 3.5 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.6%. As of September 30, 2023, the weighted average remaining lease term was 3.7 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.4%.

Note 5 – Common Stock and preferred stock

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL”.

The Company had 16,177,314, 16,097,182 and 16,116,724 shares of common stock outstanding at September 30, 2024, September 30, 2023 and December 31, 2023, respectively.

Dividend Reinvestment and Stock Purchase Plan - During the first nine months of 2024, the Company sold 15,230 shares of its common stock, at an average price of $53.01 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $807,400. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On January 30, 2024, 22,680 Time Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.1 million. There were 58,413 and 60,271 non-vested Time Restricted Shares under the Stock Plan as of September 30, 2024 and 2023, respectively. The weighted average grant date fair value of these shares was $47.75 and $48.03 per share, respectively. The compensation expense associated with the issuance of Time Restricted Shares under the Stock Plan is being recognized over the vesting period and was $1.3 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, there was approximately $0.9 million of total unrecognized compensation cost for Time Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.5 years. During the nine months ended September 30, 2024, there were zero Time Restricted Shares forfeited and zero Time Restricted Shares cancelled under the Stock Plan.

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

Prior to the end of the performance period, the Performance Restricted Shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death, disability or retirement. Initial awards of Performance Restricted Shares were granted January 24, 2023. On January 30, 2024, there were 22,680 Performance Restricted Shares issued under the Stock Plan with an aggregate market value of $1.1 million. There were 43,453 and 18,770 non-vested Performance Restricted Shares under the Stock Plan as of September 30, 2024 and September 30, 2023, respectively. The weighted average grant date fair value of these shares was $50.35 and $51.83 per share, respectively. The compensation expense associated with the issuance of Performance Restricted Shares under the Stock Plan is being recognized over the vesting period and was $0.7 million and $0.3 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. At September 30, 2024, there was approximately $1.7 million of total unrecognized compensation cost for Performance Restricted Shares under the Stock Plan which is expected to be recognized over approximately 1.9 years. During the nine months ended September 30, 2024 there were zero Performance Restricted Shares forfeited and zero Performance Restricted Shares cancelled under the Stock Plan.

Restricted Stock Units

Non-management members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units (RSU). Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the nine months ended September 30, 2024 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2023	33,375	$42.73
Restricted Stock Units Granted	—	$—
Dividend Equivalents Earned	789	$54.38
Restricted Stock Units Settled	—	$—
Restricted Stock Units as of September 30, 2024	34,164	$43.00

There were 44,848 Restricted Stock Units outstanding as of September 30, 2023 with a weighted average stock price of $40.43. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2024, September 30, 2023 and December 31, 2023 is $0.9 million, $0.8 million and $0.8 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There were $0.2 million, or 1,727 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2024, September 30, 2023 and December 31, 2023. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three month and nine month periods ended September 30, 2024 and September 30, 2023, respectively.

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

Fitchburg - Base Rates - Electric- Fitchburg’s base rates are decoupled and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On July 26, 2023, the MDPU issued an Order approving the Company's cumulative revenue requirement of $3.1 million associated with its 2019-2021 capital expenditures. On September 11, 2024, the MDPU issued a final order approving the cumulative revenue requirement of $3.5 million associated with its 2019-2022 capital expenditures. On November 1, 2024, Fitchburg filed its cumulative revenue requirement of $0.5 million associated with its 2023 capital expenditures, which reflects the transfer of capital expenditures associated with its 2019-2023 year investments into base distribution rates effective July 1, 2024. This matter remains pending.

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

Fitchburg - Gas System Enhancement Program- Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. Fitchburg’s forward-looking cumulative revenue requirement filing submitted on October 31, 2023 requested recovery of approximately $6.4 million, and received final approval on April 30, 2024, effective May 1, 2024. On July 15, 2024 the Company reduced the approved recovery of $6.4 million to $4.0 million to reflect the transfer of recovery of capital expenditures associated with its 2019-2022 year investments into base distribution rates effective July 1, 2024, as well as the impact of the base distribution rate case on forward looking revenue requirements. The MDPU approved the request on July 16, 2024. The Company’s most recent forward-looking cumulative revenue requirement filing, filed on October 31, 2024, requested recovery of approximately $3.5 million.

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

On October 4, 2024, Granite State filed an uncontested rate settlement with the FERC which provides for an increase in annual revenues of $3.0 million, effective November 1, 2024. The Settlement Agreement permits the filing of limited Section 4 rate adjustments for capital cost projects eligible for cost recovery in 2025, 2026, and 2027, and sets forth an overall cap of $29.9 million on the capital costs recoverable under such filings. Under the Settlement Agreement, Granite State may not file a new general rate case earlier than April 30, 2028 with rates to be effective no earlier than September 1, 2028 based on a test year ending no earlier than December 31, 2027.

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

Fitchburg - Investigation into the role of gas LDCs to achieve Commonwealth 2050 climate goals - The MDPU has opened an investigation to examine the role of Massachusetts gas local distribution companies (LDCs) in helping the Commonwealth achieve its 2050 climate goal of net-zero greenhouse gas (GHG) emissions. In its Order opening the inquiry, the MDPU stated it is required to consider new policies and structures as the Commonwealth reduces reliance on fossil fuels, including natural gas, which may require LDCs to make significant changes to their planning processes and business models. The LDCs, including Fitchburg, engaged an independent consultant to conduct a study and prepare a report (Consultant Report), including a detailed study of each LDC, that analyzes the feasibility of all identified pathways to help the Commonwealth achieve its net-zero GHG goal. The study includes an examination of the potential pathways identified in the 2050 Decarbonization Roadmap developed by the Massachusetts Executive Office of Energy and Environmental Affairs, in consultation with the Massachusetts Department of Environmental Protection and the Massachusetts Department of Energy Resources (DOER).

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

Fitchburg - Electric Sector Modernization Plan- Pursuant to M.G.L. c. 164 § 92B, Fitchburg submitted a draft Electric Sector Modernization Plan (ESMP) to the statutorily created Massachusetts Grid Modernization Advisory Council (Council) for the Council’s review, input, and recommendations. The ESMP is a plan intended to upgrade the Company’s distribution system to enable and accommodate increased distributed energy resources (DERs) and electrification technologies, improve grid reliability and resiliency, and assist the Commonwealth in achieving climate goals, among other objectives. The Council provided recommendations on the ESMP in November 2023. The Company submitted its final ESMP to the MDPU on January 29, 2024. The Company concurrently submitted a proposal to recover, among other things, incremental costs associated with ESMP investments through an annual reconciling rate adjustment mechanism. On February 20, 2024, the MDPU issued an interlocutory order finding in part that “to the extent that the MDPU determines that accelerated cost recovery through annual reconciling mechanisms for proposed investments identified in the ESMPs is appropriate, we anticipate establishing the appropriate parameters for those mechanisms through a separate phase of these proceedings to be conducted after August 29, 2024.” The MDPU conducted hearings on the ESMPs in April 2024, and briefing was completed in June 2024. On August 29, 2024, the MDPU issued a final order approving Fitchburg’s ESMP. Among other directives, the Order directs Fitchburg and other Massachusetts electric distribution companies (EDCs) to conduct a stakeholder process related to long term system planning related to forecasted DER interconnection and sets forth the criteria for biannual reports. The MDPU found it appropriate to allow Fitchburg and the other EDCs a short-term targeted cost recovery mechanism for ESMP costs. The MDPU will develop the parameters of a cost-recovery mechanism in a second phase of this proceeding.

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

In June 2023, the MDPU convened an EV stakeholder process to finalize EV program performance metrics. On April 3, 2023, the electric companies filed comments on the MDPU’s proposed metrics. On December 15, 2023, the MDPU approved EV performance metrics. Following that approval, the MDPU required the electric companies to develop a joint state-wide program evaluation plan for MDPU approval and stakeholder input. On May 15, 2024, Fitchburg submitted its first annual report on the performance of its EV Program, and along with the other Massachusetts EDCs, a proposed statewide program evaluation plan for MDPU approval and stakeholder input. On September 30, 2024, the MDPU stamp approved the Joint Statewide Electric Vehicle Program Evaluation Plan. In addition, on October 1, 2024 the MDPU approved Fitchburg’s request for a supplemental budget increase to engage a consultant to assist with the Joint Statewide Electric Vehicle Program Evaluation Plan.

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

The EDCs issued the RFP for Section 83D Long-Term Contracts in March 2017, and power purchase agreements (PPAs) for 9,554,940 MWh of hydroelectric generation and associated environmental attributes from Hydro-Quebec Energy Services (U.S.), Inc. were filed in July 2018 for approval by the MDPU. On June 25, 2019, the MDPU approved the PPAs, including the EDCs’ proposal to sell the energy procured under the contract into the ISO-NE wholesale market and to credit or charge the difference between the contract costs and the ISO-NE market revenue to customers. The MDPU also approved the EDCs’ request for remuneration equal to 2.75% of the contract payments, as well as the EDCs’ proposal to recover costs associated with the contracts. On January 13, 2023, NECEC Transmission LLC (NECEC), the company with which Fitchburg and the other EDCs entered into transmission service agreements (TSAs) for the delivery of the Hydro-Quebec energy, provided a letter to the EDCs purporting to give notice of a “change in applicable law” related to a Maine ballot initiative and requesting a negotiated amendment to the TSAs including a price adjustment. On June 27, 2023, NECEC sent a letter to the EDCs seeking schedule relief also in accordance with their “change in law” determination. The EDCs are in the process of evaluating an amendment to the Transmission Service Agreement.

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

In accordance with “An Act to Advance Clean Energy” (2018) the DOER recommended that the EDCs solicit up to 1,600 MW in additional offshore wind in 2022 and 2024. On May 7, 2021, the EDCs issued a third RFP for up to an additional 1,600 MW of off shore wind generation. On May 25, 2022, the EDCs sought approval of PPAs with Commonwealth Wind for 1,200 MW and with SouthCoast Wind for 400 MW. On December 16, 2022, Commonwealth Wind filed a motion requesting that the MDPU dismiss proceedings related to the approval of its contract, arguing that, due to various economic conditions, its contracts with the EDCs would no longer facilitate the financing of offshore wind energy generation. On December 30, 2022, the MDPU denied Commonwealth’s motion and approved the PPAs. The MDPU also approved the EDCs’ request for remuneration equal to 2.25% as reasonable and in the public interest. On January 19, 2023, Commonwealth Wind filed a Petition for Appeal with the Massachusetts Supreme Judicial Court (SJC) seeking to set aside and vacate the MDPU’s Order approving the PPAs. In April 2023, SouthCoast Wind engaged with the EDCs to explore options to mitigate global resource constraints and pricing challenges associated with their PPAs from this procurement. SouthCoast Wind noted challenges around an inability to finance the projects under the current terms. The EDCs negotiated termination agreements with Commonwealth Wind and SouthCoast Wind and submitted the agreements to the MDPU for approval on July 13, 2023 and August 28, 2023, respectively. The MDPU approved both termination agreements on September 30, 2023.

In connection with the termination agreements from the second and third solicitations, the Company received termination payments totaling $1.1 million from Commonwealth Wind and SouthCoast Wind which is recorded as a regulatory liability on the Company’s Consolidated Balance Sheets to be flowed back to customers. On October 12, 2023, Commonwealth Wind requested that the case with the SJC be entered as dismissed. Concurrently, Commonwealth Wind announced publicly they could not finance the project under the terms of the PPA.

In 2021, the Massachusetts legislature increased the total solicitation target (including future solicitations) for offshore wind energy generation to 5,600 MW by June 30, 2027. On August 30, 2023, the EDCs issued a fourth offshore wind RFP seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement under Section 83C of 5,600 MW of Offshore Wind Energy Generation, and taking into account offshore wind generation under contract at the time when proposals are due. Bidders are allowed to offer proposals of at least 200 MW up to 2,400 MW of offshore wind generation. On January 18, 2024, the EDCs notified the MDPU that they are extending the bid submission date and subsequent solicitation schedule dates by an additional 56 days each to allow bidders the opportunity to gain more certainty around their eligibility for the investment tax credit and factor it into their proposals. The submission date was revised to March 27, 2024. The EDCs received bids for Offshore Wind Generation from three developers and on September 6, 2024, the DOER selected a portfolio of projects totaling 2,678 MW from three projects. The EDCs have commenced contract negotiations which are scheduled to be completed in November 2024.

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

FERC Transmission Formula Rate Proceedings- Pursuant to Section 206 of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (ROE) component of the ISO-New England, Inc. Participating Transmission Owners’ (PTOs) Regional Network Service and Local Network Service formula rates. In August 2013, FERC had found that the Transmission Owners existing ROE was unlawful, and set a new ROE. On April 14, 2017, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating and remanding FERC’s decision, finding that FERC had failed to articulate a satisfactory explanation for its orders. At this time, the ROE set in the vacated order will remain in place until further FERC action is taken. On November 21, 2019, the FERC issued an order in EL14-12, Midcontinent Independent System Operator ROE, in which FERC outlined a new methodology for calculating the ROE. The New England Transmission Owners (NETOs) thereafter filed a motion to reopen the record in their pending ROE dockets, which has been granted. This matter remains pending. The Company does not believe these proceedings will have a material adverse effect on its financial condition or results of operations.

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

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of September 30, 2024, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the nine months ended September 30, 2024 and 2023.

Environmental Obligations (millions)
	September 30,
	2024	2023
Total Balance at Beginning of Period	$4.7	$4.4
Additions	0.4	0.7
Less: Payments / Reductions	0.3	0.5
Total Balance at End of Period	4.8	4.6
Less: Current Portion	0.8	0.6
Noncurrent Balance at End of Period	$4.0	$4.0

Note 8: INCOME TAXES

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	For the Nine Months Ended September 30,
	2024	2023
Statutory Federal Income Tax Rate	21%	21%
Income Tax Effects of:
State Income Taxes, net	6	6
Utility Plant Differences	(6)	(5)
Other, net	1	-
Effective Income Tax Rate	22%	22%

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at September 30, 2024 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2023; December 31, 2022; and December 31, 2021.

Income tax filings for the year ended December 31, 2023 have been filed with the Internal Revenue Service (IRS). The remaining filings will be filed by November 15, 2024 with the Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2023 which were filed with the IRS in October 2024, the Company generated federal Net Operating Loss Carryforward (NOLC) assets of $2.9 million. As of December 31, 2023, the Company has approximately $7.3 million of the NOLC asset and $1.7 million of federal tax credits available to offset current taxes payable. In addition, at December 31, 2023, the Company had $1.3 million of cumulative state tax credit carryforwards to offset future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2027.

On April 14, 2023, the IRS issued Revenue Procedure 2023-15 that provides a safe harbor method of accounting that taxpayers may use to determine whether to deduct or capitalize expenditures to repair, maintain, replace, or improve natural gas transmission and distribution property. Under the revenue procedure, the method of accounting will depend on the property’s classification as linear transmission property, linear distribution property, or non-linear property. The revenue procedure may be adopted in tax years ending after May 1, 2023. The Company has elected a change in its tax accounting method on the 2023 consolidated tax return. A 481(a) adjustment was calculated and resulted in an additional $9.4 million in tax expense on the 2023 consolidated tax return.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA included new taxes on corporations, including the Corporate Alternative Minimum Tax (AMT) and the Excise Tax on Repurchase of Corporate Stock. The AMT is equal to 15% of a corporation’s adjusted financial statement income (AFSI). The AMT applies to companies that have a 3 year average AFSI of greater than $1 billion. The IRA also extended and modified certain renewable energy related credits. The Company has evaluated the provisions and determined that they do not have a material effect on the Company’s financial statements as of September 30, 2024.

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction to the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) at the new 21% tax rate at which the ADIT will be reversed in future periods. Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and as prescribed in the TCJA, FERC guidance and IRS normalization rules, the benefit of protected excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years. As of September 30, 2024, the Company flowed back $11.5 million to customers in its Massachusetts, Maine, New Hampshire, and federal jurisdictions.

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

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
For the Three Months Ended September 30,	2024	2023	2024	2023	2024	2023
Service Cost	$498	$522	$497	$374	$53	$63
Interest Cost	1,887	1,870	817	724	180	188
Expected Return on Plan Assets	(2,649)	(2,673)	(970)	(852)	—	—
Prior Service Cost Amortization	80	90	—	198	4	14
Actuarial (Gain) Loss Amortization	361	—	(218)	(366)	—	—
Sub-total	177	(191)	126	78	237	265
Amounts Capitalized and Deferred	30	333	(8)	82	(73)	(82)
Net Periodic Benefit Cost Recognized	$207	$142	$118	$160	$164	$183

	Pension Plan		PBOP Plan		SERP
For the Nine Months Ended September 30,	2024	2023	2024	2023	2024	2023
Service Cost	$1,492	$1,568	$1,491	$1,120	$162	$188
Interest Cost	5,659	5,610	2,451	2,174	542	565
Expected Return on Plan Assets	(7,947)	(8,017)	(2,908)	(2,556)	—	—
Prior Service Cost Amortization	242	267	—	595	8	42
Actuarial (Gain) Loss Amortization	1,085	—	(655)	(1,098)	—	—
Sub-total	531	(572)	379	235	712	795
Amounts Capitalized and Deferred	165	1,197	170	415	(221)	(246)
Net Periodic Benefit Cost Recognized	$696	$625	$549	$650	$491	$549

Employer Contributions

As of September 30, 2024, the Company had made contributions of $3.8 million and $0.6 million to its Pension Plan and PBOP Plan, respectively in 2024. The Company, along with its subsidiaries, expects to make contributions to its Pension and PBOP Plans in 2024 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of September 30, 2024, the Company had made $0.5 million of benefit payments under the SERP Plan in 2024. The Company presently anticipates making an additional $0.2 million of benefit payments under the SERP Plan in 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of September 30, 2024 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company for the fiscal period ended September 30, 2024.

Issuer Purchases of Equity Securities

On May 31, 2024, the Company’s 2023 10b5-1 written trading plan under Rule 10b5-1 under the Exchange Act terminated in accordance with its terms. The Company did not adopt a new written trading plan under Rule 10b5-1 and does not anticipate doing so prior to year-end.

The following table provides information regarding repurchases by or on behalf of the Company of shares of its common stock for each month in the quarter ended September 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/24 – 7/31/24	—	—	—	$—
8/1/24 – 8/31/24	—	—	—	$—
9/1/24 – 9/30/24	—	—	—	$—
Total	—	—	—

Item 5. Other Information

(a) On November 4, 2024, the Company issued a press release announcing its results of operations for the three and nine month periods ended September 30, 2024. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

(c) During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted or terminated a Rule10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K promulgated under the Securities Exchange Act of 1934) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Securities Exchange Act of 1934).

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference*
2.1 (1)	Stock Purchase Agreement among Unitil Corporation, PHC Utilities, Inc., and Hearthstone Utilities, Inc. (d/b/a Hope Companies, Inc.) dated July 8, 2024	Exhibit 2.1 to Form 8-K for July 8, 2024 (SEC File No. 1-8858)

4.1 (2)	Note Purchase Agreement dated August 21, 2024 by and among Unitil Corporation and the several purchasers named therein.	Exhibit 4.1 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.2 (3)	5.99% Senior Note, Series 2024, due August 21, 2034, issued by Unitil Corporation to Metropolitan Tower Life Insurance Company.	Exhibit 4.2 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.3 (2)	Note Purchase Agreement dated August 21, 2024 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.3 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.4 (3)	5.54% Senior Note, Series 2024A, due August 21, 2034, issued by Northern Utilities, Inc. to Metropolitan Life Insurance Company.	Exhibit 4.4 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.5 (3)	5.74% Senior Note, Series 2024B, due August 21, 2039, issued by Northern Utilities, Inc. to Modern Woodmen of America.	Exhibit 4.5 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.6 (2)	Note Purchase Agreement dated August 21, 2024 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein.	Exhibit 4.6 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.7 (3)	5.54% Senior Note, Series 2024A, due August 21, 2034, issued by Fitchburg Gas and Electric Light Company to Metlife Reinsurance Company of Hamilton, Ltd.	Exhibit 4.7 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.8 (3)	5.99% Senior Note, Series 2024B, due August 21, 2044, issued by Fitchburg Gas and Electric Light Company to Metlife Reinsurance Company of Hamilton, Ltd.	Exhibit 4.8 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.9 (2)	Note Purchase Agreement dated August 21, 2024 by and among Granite State Gas Transmission, Inc. and the several purchasers named therein.	Exhibit 4.9 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.10 (3)	5.74% Senior Note, Series 2024, due August 21, 2034, issued by Granite State Gas Transmission, Inc. to Metropolitan Life Insurance Company.	Exhibit 4.10 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.11 (2)	Bond Purchase Agreement dated August 21, 2024 by and among Unitil Energy Systems, Inc., U.S. Bank Trust	Exhibit 4.11 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

Exhibit No.	Description of Exhibit	Reference*
Company, National Association (as trustee), and the several purchasers named therein.

4.12	Seventeenth Supplemental Indenture dated August 21, 2024 by and between Unitil Energy Systems, Inc. and U.S. Bank Trust Company, National Association (as trustee).	Exhibit 4.12 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.13 (3)	First Mortgage Bond, Series S, 5.69%, due August 21, 2054, issued by Unitil Energy Systems, Inc. to Metlife Reinsurance Company of Hamilton, Ltd.	Exhibit 4.13 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.14	First Amendment to Third Amended and Restated Credit Agreement between Until and Bank of America, N.A., as administrative agent, dated July 18, 2024	Exhibit 4.1 to Form 8-K for July 18, 2024 (SEC File No. 1-8858)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated November 4, 2024 Announcing Earnings For the Quarter Ended September 30, 2024.	Furnished herewith

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

* The exhibits referred to in this column by specific designations and dates have heretofore been filed with or furnished to the Securities and Exchange Commission under such designations and are hereby incorporated by reference.

** This exhibit represents a management contract or compensatory plan.

(1) Certain schedules and exhibits to the Stock Purchase Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. These schedules and exhibits consist of (i) the Disclosure Schedules (as such term is defined in the Stock Purchase Agreement), (ii) the Transition Services Agreement (as such term is defined in the Stock Purchase Agreement), (iii) the Allocation Schedule (as such term is defined in the Stock Purchase Agreement), and (iv) the Target Working Capital (as such term is defined in the Stock Purchase Agreement). The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission or its staff.

(2) In accordance with Item 601(a)(5) of Regulation S-K, this exhibit omits certain of its schedules and exhibits. This exhibit’s table of contents includes a brief description of the subject matter of all of its schedules and exhibits, including the omitted schedules and exhibits. The Registrant acknowledges that it must provide a copy of any omitted schedules or exhibits to the Securities and Exchange Commission or its staff upon request.

(3) This note or bond is substantially identical in all material respects to other notes or bonds that are otherwise required to be filed as exhibits, except as to the registered payee of such note or bond, the identifying number of such note or bond, and the principal amount of such note or bond. In accordance with instruction no. 2 to Item 601 of Regulation S-K, the Registrant has filed a copy of only one of such notes or bonds, with a schedule identifying the other notes or bonds omitted and setting forth the material details in which such notes or bonds differ from the note or bond that was filed. The Registrant acknowledges that the Securities and Exchange Commission may at any time in its discretion require filing of copies of any notes or bonds so omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: November 4, 2024	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Financial Officer

Date: November 4, 2024	/s/ Todd R. Diggins
Todd R. Diggins
Chief Accounting Officer