Form 10-K
period 2024-12-31
UNITIL CORP
filed 2025-02-10
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Based on the closing price of the registrant’s common stock on June 30, 2024, the aggregate market value of common stock held by non-affiliates of the registrant was $819,534,612.

The number of shares of the registrant’s common stock outstanding was 16,245,554 as of February 7, 2025.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the 2025 Unitil Corporation Annual Meeting of Shareholders to be held on April 30, 2025 are incorporated by reference into Part III of this Report.

UNITIL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2024

In this Annual Report on Form 10-K, the “Company”, “Unitil”, “we”, “us”, “our” and similar terms refer to Unitil Corporation and its subsidiaries, unless the context requires otherwise.

CAUTIONARY STATEMENT

This report and the documents incorporated by reference into this report contain statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included or incorporated by reference into this report, including, without limitation, statements regarding the financial position, business strategy and other plans and objectives for the future operations of the Company (as such term is defined in Part I, Item I (Business)), are forward-looking statements.

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
•
outsourcing of services to third parties could expose us to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance (including with applicable legal requirements and industry standards) or reputational harm, which could negatively affect the Company’s results of operations;
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
•
the Company’s payment of dividends in the future;

•
declines in capital markets valuations, which could require the Company to make substantial cash contributions to cover its pension obligations, and the Company’s ability to recover pension obligation costs in its rates;
•
the Company’s ability to consummate acquisitions or other strategic transactions, to successfully integrate any acquired assets or business, or derive value from strategic transactions and investment;
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
•
macroeconomic events, including the imposition of tariffs;
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

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 198,500 customers throughout its service territories in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities: i) Unitil Energy, which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the capital city of Concord, ii) Fitchburg, which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts, and iii) Northern Utilities, which provides natural gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland, which is the largest city in northern New England. In addition, Unitil is the parent company of Granite State, an interstate natural gas transmission pipeline company that provides interstate natural gas pipeline access and transportation services to Northern Utilities in its New Hampshire and Maine service territory. Together, Unitil’s three distribution utilities serve approximately 109,400 electric customers and 89,100 natural gas customers.

	Customers Served as of December 31, 2024
	Residential	Commercial & Industrial (C&I)	Total
Electric:
Unitil Energy	67,428	11,464	78,892
Fitchburg	26,386	4,166	30,552
Total Electric	93,814	15,630	109,444
Natural Gas:
Northern Utilities	55,570	17,124	72,694
Fitchburg	14,685	1,749	16,434
Total Natural Gas	70,255	18,873	89,128
Total Customers Served	164,069	34,503	198,572

Unitil had an investment in Net Utility Plant of $1,539.6 million at December 31, 2024. The Company’s total operating revenue was $494.8 million in 2024. Unitil’s operating revenue is substantially derived from regulated electric and natural gas distribution utility operations. A fifth utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy, but ceased being the wholesale supplier of Unitil Energy with the implementation of industry restructuring and divested its long-term power supply contracts.

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

On January 31, 2025, Unitil Corporation acquired Bangor Natural Gas Company, a natural gas distribution utility. Bangor Natural Gas Company was incorporated under the laws of the State of Maine in 1998.

OPERATIONS

Electric Distribution Utility Operations

Unitil’s electric distribution operations are conducted through two of the Company’s utilities, Unitil Energy and Fitchburg. Revenue from Unitil’s electric utility operations was $248.3 million in 2024, which represents about 50% of Unitil’s total operating revenue. The Company’s GAAP (as defined below) Electric Gross Margin was $78.0 million in 2024. The Company’s Electric Adjusted Gross Margin (a non-GAAP financial measure) was $107.3 million in 2024, or 39% of Unitil’s total Adjusted Gross Margin. See “Results of Operations” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a discussion of the non-GAAP financial measures presented in this Annual Report on Form 10-K, including a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented.

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

Unitil Energy distributes electricity to approximately 78,900 customers in New Hampshire in the capital city of Concord as well as parts of 12 surrounding towns, and all or part of 18 towns in the southeastern and seacoast regions of New Hampshire, including the towns of Hampton, Exeter, Atkinson and Plaistow. Unitil Energy’s service territory consists of approximately 408 square miles. Unitil Energy’s service territory encompasses retail and recreation centers for the central and southeastern parts of the state and includes the Hampton Beach recreational area. These areas serve diversified commercial and industrial businesses, including manufacturing firms engaged in the production of electronic components, wire and plastics, as well as firms engaged in the aviation, defense, healthcare and education sectors. Unitil Energy’s 2024 electric operating revenue was $164.7 million, of which approximately 57% was derived from residential sales and 43% from commercial and industrial (C&I) sales.

Fitchburg is engaged in the distribution of both electricity and natural gas in the greater Fitchburg area of north central Massachusetts. Fitchburg’s service territory encompasses approximately 170 square miles. Electricity is distributed by Fitchburg to approximately 30,500 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, precision machining and molding, non-lethal ballistics manufacturing, specialty chemicals compounding, cannabis growing and processing facilities, printing, and educational institutions. Fitchburg’s 2024 electric operating revenue was $83.6 million, of which approximately 58% was derived from residential sales and 42% from C&I sales.

Natural Gas Operations

Unitil’s natural gas operations include gas distribution utility operations and interstate gas transmission pipeline operations. Revenue from Unitil’s gas operations was $246.5 million in 2024, which represents about 50% of Unitil’s total operating revenue. The Company’s GAAP Gas Gross Margin was $120.1 million in 2024. The Company’s Gas Adjusted Gross Margin (a non-GAAP financial measure) was $166.9 million in 2024, or 61% of Unitil’s total Adjusted Gross Margin. See “Results of Operations” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a discussion of the non-GAAP financial measures presented in this Annual Report on Form 10-K, including a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented.

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

Northern Utilities distributes natural gas to approximately 72,700 customers in 47 New Hampshire and southern Maine communities, from Plaistow, New Hampshire in the south to the city of Portland, Maine and then extending to Lewiston-Auburn, Maine to the north. Northern Utilities has a diversified customer base both in Maine and New Hampshire. Commercial businesses include healthcare, education, government and retail. Northern Utilities’ industrial base includes manufacturers in the auto, housing, paper, printing, textile, pharmaceutical, electronics, wire and food production industries as well as a military installation. Northern Utilities’ 2024 gas operating revenue was $188.7 million, of which approximately 38% was derived from residential firm sales and 62% from C&I firm sales.

Fitchburg distributes natural gas to approximately 16,400 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, cannabis growing and processing facilities, printing, educational institutions. Fitchburg’s 2024 gas operating revenue was $48.0 million, of which approximately 57% was derived from residential firm sales and 43% from C&I firm sales.

Gas Transmission Pipeline Operations

Granite State is an interstate natural gas transmission pipeline company, operating 85 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State had operating revenue of $9.8 million in 2024. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and to third-party suppliers under FERC-approved rates.

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

Revenue Decoupling

Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the Massachusetts Department of Public Utilities (MDPU) and New Hampshire Public Utilities Commission (NHPUC). Fitchburg has been subject to revenue decoupling since 2011. Unitil Energy has been subject to revenue decoupling since June 1, 2022. As a result of Unitil Energy now being subject to revenue decoupling, as of June 1, 2022, revenue decoupling now applies to substantially all of Unitil’s total annual electric sales volumes. Substantially all of Northern Utilities’ gas sales volumes in New Hampshire have been subject to decoupling since August 1, 2022. The Company's electric and gas sales in New Hampshire and Massachusetts are now largely decoupled. Northern Utilities’ gas sales volumes in Maine are not subject to revenue decoupling.

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

Also see Note 1 (Summary of Significant Accounting Policies), Note 6 (Energy Supply) and Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements for additional information regarding rates and regulation.

EMPLOYEES

As of December 31, 2024, the Company and its subsidiaries had 544 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

The Company strives to be the employer of choice in the communities it serves—regardless of race, religion, color, gender, or sexual orientation. The Company works diligently to attract the best talent from a diverse range of sources to meet the current and future demands of the Company’s business.

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

As of December 31, 2024, a total of 172 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of December 31, 2024:

	Employees Covered	CBA Expiration
Fitchburg	46	5/31/2027
Northern Utilities NH Division	36	06/07/2025
Northern Utilities ME Division	40	03/31/2026
Granite State	4	03/31/2026
Unitil Energy	41	5/31/2028
Unitil Service	5	5/31/2028

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

The Company’s current Code of Ethics was approved by Unitil’s Board of Directors (the “Board”) on January 15, 2004. This Code of Ethics, along with any amendments or waivers, is also available on Unitil’s website.

Unitil’s common stock is listed on the New York Stock Exchange under the ticker symbol “UTL”.

INVESTOR INFORMATION

Annual Meeting

The Company’s annual meeting of shareholders is scheduled to be held at the offices of the Company, 6 Liberty Lane West, Hampton, New Hampshire, on Wednesday, April 30, 2025, at 11:30 a.m. Eastern Time.

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

Special Services & Shareholder Programs Available to Holders of Record

If a shareholder’s shares of the Company’s common stock are registered directly in the shareholder’s name with the Company’s transfer agent, the shareholder is considered a holder of record of the shares. The following services and programs are available to shareholders of record:

•
Online Account Access is available at www.computershare.com/investor.
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

To enroll, please contact the Company’s Investor Relations Representative or Computershare.

•
Direct Registration:

For information, please contact Computershare at 800-935-9330 or the Company’s Investor Relations Representative at 800-999-6501.

Item 1A. Risk Factors

When considering an investment in the Company’s securities, investors should consider the following risk factors, as well as the information contained under the caption “Cautionary Statement” immediately following the Table of Contents in this Annual Report on Form 10-K. Additional risks not presently known to the Company or that the Company currently believes are immaterial may also impair business operations and financial results. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be adversely affected. In such case, the trading price of the Company’s common stock could decline and investors could lose all or part of their investment. The risk factors below are categorized by operational, regulatory, financial and general.

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

We outsource certain business functions to third-party suppliers and service providers, and substandard performance by those third parties could harm the Company’s business, reputation and results of operations.

We outsource certain services to third parties in areas including information technology, telecommunications, networks, transaction processing, human resources, payroll and payroll processing and other areas. Outsourcing of services to third parties could expose us to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance (including with applicable legal requirements and industry standards) or reputational harm, which could negatively affect the Company’s results of operations. We also continue to pursue enhancements to modernize the Company’s systems and processes. If any difficulties in the operation of these systems were to occur, they could adversely affect the Company’s results of operations, or adversely affect the Company’s ability to work with regulators, unions, customers or employees.

The inability to attract and retain a qualified workforce including, but not limited to, executive officers, key employees and employees with specialized skills, could have an adverse effect on the Company’s operations.

The success of the Company’s business depends on the leadership of the Company’s executive officers and other key employees to implement the Company’s business strategies. The inability to maintain a qualified workforce including, but not limited to, executive officers, key employees and employees with specialized skills, may negatively affect the Company’s ability to service the Company’s existing or new customers, or successfully manage the Company’s business or achieve the Company’s business objectives. There may not be sufficiently skilled employees available internally to replace employees when they retire or otherwise leave active employment. Shortages of certain highly skilled employees may also mean that qualified employees are not available externally to replace these employees when they are needed. In addition, shortages in highly skilled employees coupled with competitive pressures may require the Company to incur additional employee recruiting and compensation expenses.

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

The Company requires capital to fund utility plant additions, working capital and other utility expenditures. While the Company derives the capital necessary to meet these requirements primarily from internally generated funds, the Company supplements internally generated funds by incurring short-term and long-term debt, as needed. Additionally, from time to time the Company has accessed the public capital markets through public offerings of equity securities. A downgrade of the Company’s credit rating or events beyond the Company’s control, such as a disruption in global capital and credit markets, could increase the Company’s cost of borrowing and cost of capital or restrict the Company’s ability to access the capital markets and negatively affect the Company’s ability to maintain and to expand the Company’s businesses.

The Company’s short-term debt revolving credit facility typically has variable interest rates. Therefore, an increase or decrease in interest rates will increase or decrease the Company’s interest expense associated with its revolving credit facility. An increase in the Company’s interest expense could adversely affect the Company’s financial condition and results of operations. As of December 31, 2024, the Company had approximately $105.8 million in short-term debt outstanding under its revolving credit facility. If the lending counterparties under the Company’s current credit facility are unwilling or unable to meet their funding obligations, the Company may be unable to, or limited in its ability, to borrow under its credit facility. This situation could hinder or prevent the Company from meeting its current and future capital needs, which could correspondingly adversely affect the Company’s financial condition, results or operations, and cash flows.

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

As of February 10, 2025, the Company’s current effective annualized dividend is $1.80 per share of common stock, payable quarterly. The Board reviews Unitil’s dividend policy periodically in light of a number of business and financial factors, including those referred to in this report, and the Company cannot assure the amount of dividends, if any, that may be paid in the future.

The Company has made and may make acquisitions and may pursue other strategic transactions, which could impact the Company’s financial condition or results of operations.

As part of the Company’s business strategy, the Company has made and may make acquisitions to add complementary companies, assets, services or products, and from time to time may enter into other strategic transactions such as investments and joint ventures. For example, on July 8, 2024, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) among the Company, PHC Utilities, Inc., an Ohio corporation (the “Seller”), and Hearthstone Utilities, Inc., d/b/a Hope Companies, Inc., an Ohio corporation, pursuant to which the Company agreed to acquire all the issued and outstanding shares of capital stock of Bangor Natural Gas Company, a Maine corporation, from the Seller, for $70.9 million in cash, subject to adjustment as set forth in the Purchase Agreement (the transaction, the “Bangor Transaction”). The acquisition closed on January 31, 2025.

In the future, the Company may not be able to find suitable acquisition candidates, and may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all. In some cases, the costs of such acquisitions or other strategic transactions may be substantial, and there is no assurance that the Company will realize expected synergies and potential monetization opportunities for the Company’s acquisitions, or a favorable return on investment for strategic investments.

The Company may pay substantial amounts of cash, issue equity, or incur debt to pay for acquisitions or strategic transactions. The Company may also discover liabilities, deficiencies, or other claims associated with the companies or assets acquired that were not identified in advance, which may result in significant unanticipated costs. In addition, the Company may fail to accurately forecast the financial impact of an acquisition or other strategic transaction, including tax and accounting charges. Any of these factors may adversely affect the Company’s financial condition or results of operations.

Potential tariffs could adversely affect the Company’s business and financial results.

The Company purchases natural gas from U.S. domestic and Canadian supply sources largely under contracts of one year or less. On occasion, the Company purchases natural gas from producers and marketers on the spot market. The U.S. presidential administration has proposed the implementation of a number of tariffs, including tariffs on energy imports from Canada, which could significantly increase the cost of natural gas in the U.S., potentially decreasing customer demand for natural gas. The Company may also need to obtain natural gas from other sources, when possible. Any of these factors may adversely affect the Company’s financial condition or results of operations.

GENERAL RISKS

The Company’s electric and natural gas sales and revenues are highly correlated with the economy, and national, regional and local economic conditions may adversely affect the Company’s customers and correspondingly the Company’s financial condition, results of operations, and cash flows.

The Company’s business is influenced by the economic activity within its service territory. The level of economic activity in the Company’s electric and natural gas distribution service territories directly affects the Company’s business. As a result, adverse changes in the economy may adversely affect the Company’s financial condition, results or operations, and cash flows. Economic downturns or periods of high electric and gas supply costs typically can lead to the development of legislative and regulatory policy designed to promote reductions in energy consumption and increased energy efficiency and self-generation by customers. This focus on conservation, energy efficiency and self-generation may result in a decline in electricity and gas sales in the Company’s service territories. If any such declines were to occur without corresponding adjustments in rates, the Company’s revenues would be reduced and the Company’s future growth prospects would be limited. In addition, a period of prolonged economic weakness could affect the Company’s customers’ ability to pay bills in a timely manner and increase customer bankruptcies, which may lead to increased bad debt expenses or other adverse effects on the Company’s financial position, results of operations, and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

For purposes of the following disclosure, the terms “cybersecurity incident” and “cybersecurity threat” have the meanings given to such terms in Item 106 of Regulation S-K promulgated under the Exchange Act.

Risk management and strategy

The Company has a Cybersecurity Plan for assessing, identifying, and managing material risks from cybersecurity threats. The intent of the Cybersecurity Plan is to provide a proactive and systemic approach to meet the evolving requirements for cybersecurity and related compliance in the utility industry. The Cybersecurity Plan’s objectives include:

•
adopting and using established cybersecurity standards and industry best practices;
•
protecting personally identifiable information;
•
protecting infrastructure operations, including Supervisory Control and Data Acquisition (SCADA) systems at electric substations and natural gas plants;
•
securing customers’, employees’, and the Company’s data;
•
complying with North American Reliability Corporation Critical Infrastructure Protection Reliability Standards and standards for the protection of Bulk Electric System Cyber Systems; and
•
continually assessing and, as necessary, enhancing the Company’s cybersecurity through a managed process integrated with the Company’s risk management principles.

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

During the fiscal year ended, and as of, December 31, 2024, there were no risks from cybersecurity threats (including as a result of previous cybersecurity incidents) that have materially affected or are reasonably likely to materially affect the Company (including its business strategy, results of operations, or financial condition).

Governance

The Board is responsible for oversight of the Company’s ERM program, including risks from cybersecurity threats. The Board has not assigned that responsibility to any committee or subcommittee of the Board. The Company’s management generally provides the Board with updates on and assessments of ongoing and emerging risks from cybersecurity threats at regularly scheduled Board meetings.

The Company’s cybersecurity management team is responsible for assessing and managing the Company’s material risks from cybersecurity threats, including implementing the Cybersecurity Plan. The team includes the Company’s Chief Technology Officer and Vice President of Information Technology (the “CTO”), the Director of Information Security and Cyber Operations, Manager of Cyber Security Operations and two Cyber Operations Engineers, all of whom have an educational background relevant to, professional experience in, or other expertise in cybersecurity. This team is supported by the Company’s Information Technology department. The CTO holds a Master of Business Administration and a Bachelor of Science in Electrical Engineering with over 30 years of professional experience in the utility industry with extensive management experience in engineering, operations and information technology. The CTO also assumes responsibilities as the Company’s Chief Information Security Officer and Chief Cyber Security Officer. The CTO has overall management responsibility for the Company’s cybersecurity. The CTO reports to the Company’s Chief Executive Officer. The Director of Information Security and Cyber Operations holds a Bachelor of Science in Computer Science and a Masters Certificate in Cyber Security with a concentration in Power Systems and has over 30 years of experience in the information technology field. The Director of Information Security and Cyber Operations has primary responsibility for the cyber security program including threat and vulnerability management, vendor security posture assessment, Industrial Control System (ICS) and SCADA infrastructure cyber security protection at electric substations and natural gas plants, as well as leading the Cyber Incident Response Team. The Manager of Cyber Security Operations has a Bachelor of Science in Information Technology and over 20 years of experience in various information technology and cyber roles.

The Company’s cybersecurity management team assesses and manages the Company’s material risks from cybersecurity threats through or by:

•
active monitoring of cyber threat alerts, warnings, advisories, notices, vulnerability assessments, incident bulletins, security briefings, reports and white papers from industry and national organizations, including: downstream Natural Gas Information Sharing and Analysis Center; Electricity Information Sharing and Analysis Center; Cybersecurity and Infrastructure Security Agency; and Federal Bureau of Investigation;
•
threat and vulnerability management;
•
vendor security posture assessment;
•
Industrial Control System and Supervisory Control and Data Acquisition infrastructure cyber security protection at electric substations and natural gas plants; and
•
leading the Company’s Cyber Incident Response Team.

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

Also, in the event of a cybersecurity threat or cybersecurity incident, the Company’s cybersecurity management team will investigate and perform impact analysis and, as necessary, the CTO will activate the Company’s Cyber Incident Response Team. The Cyber Incident Response Team is a subset of the Company’s Crisis Response Team, which has responsibility for operational and business resilience, as well as tactical and strategic response. A foundational aspect of the Crisis Response Team is prompt and comprehensive communications to all concerned parties, both internal and external, including direction for management to inform the Board about risks from cybersecurity threats.

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

Item 2. Properties

As of December 31, 2024, Unitil owned through its natural gas and electric distribution utilities, five utility operating centers located in New Hampshire, Maine and Massachusetts. The Company’s real estate subsidiary, Unitil Realty, owns the Company’s corporate headquarters building and the land on which it is located in Hampton, New Hampshire. Unitil Realty also owns land for future use in Kingston, New Hampshire.

The following tables detail certain of the Company’s electric and natural gas operations properties.

Electric Operations

Description	Unitil Energy	Fitchburg	Total
Primary Transmission and Distribution Pole Miles—Overhead	1,289	452	1,741
Conduit Distribution Bank Miles—Underground	241	69	310
Transmission and Distribution Substations*	26	11	37
Transformer Capacity of Transmission and Distribution Substations** (MVA)	458.1	410.9	869.0

* Includes locations that are normally in-service sources of distribution circuits through the use of transformer(s).

** Does not include load served directly from sub-transmission.

Natural Gas Operations

	Northern Utilities
Description	NH	ME	Fitchburg	Granite State	Total
Underground Natural Gas Mains—Miles	585	611	268	—	1,464
Natural Gas Transmission Pipeline—Miles	—	—	—	85	85
Service Pipes	25,104	24,285	11,237	—	60,626

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

Northern Utilities’ gas mains are primarily made up of polyethylene plastic (84.7%), coated and wrapped cathodically protected steel (15.3%), cast/wrought iron (0.0%), and unprotected bare and coated steel (0.0%). FG&E’s gas mains are primarily made up of polyethylene plastic (46.9%), coated steel (43.3%), cast iron (8.5%), bare steel (1.1%), and wrought and ductile iron (0.2%).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

The Company’s common stock is listed on the New York Stock Exchange under the symbol “UTL.” As of December 31, 2024, there were 1,108 shareholders of record of the Company’s common stock.

Dividend Information

Information regarding dividend payments by the Company to the Company’s shareholders for the year ended December 31, 2024 as compared to the year ended December 31, 2023, is set forth in the following table.

Dividends per Common Share	2024	2023
1st Quarter	$0.425	$0.405
2nd Quarter	0.425	$0.405
3rd Quarter	0.425	$0.405
4th Quarter	0.425	$0.405
Total for Year	$1.70	$1.62

See “Dividends” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plans, as of December 31, 2024, is set forth in the following table.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	385,782
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	385,782

NOTES: (also see Note 5 (Equity) to the accompanying Consolidated Financial Statements)

(1)
Consists of the Third Amended and Restated 2003 Stock Plan (as amended and restated, the “Plan”). On April 19, 2012, shareholders initially approved the Plan, and a total of 677,500 shares of the Company’s common stock were reserved for issuance pursuant to awards of restricted stock, restricted stock units and common stock under the Plan. On May 1, 2024, shareholders approved an additional 350,000 shares of the Company’s common stock to be reserved for issuance pursuant to awards of restricted stock, restricted stock units and common stock under the Plan. A total of 586,645 shares of restricted stock have been awarded and 58,272 restricted stock units have been settled and issued as shares of common stock by Plan participants through December 31, 2024. As of December 31, 2024, a total of 14,544 shares of restricted stock were forfeited and once again became available for issuance under the Plan.

Stock Performance Graph

The following graph compares Unitil Corporation’s cumulative stockholder return since December 31, 2019 with the Peer Group index, comprised of the S&P 500 Utilities Index, and the S&P 500 index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2019.

Comparative Five-Year Cumulative Total Returns
$200
$180
$160
$140
$120
$100
$80
$60
2019
2020
2021
2022
2023
2024
Unitil $103
Peer Group $138
S&P 500 $197

NOTE:

(1)
The graph above assumes $100 invested on December 31, 2019, in each category and the reinvestment of all dividends during the five-year period. The Peer Group is comprised of the S&P 500 Utilities Index.

Unregistered Sales of Equity Securities and Uses of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended December 31, 2024.

Issuer Purchases of Equity Securities

On May 31, 2024, the Company’s 2023 10b5-1 written trading plan under Rule 10b5-1 under the Exchange Act terminated in accordance with its terms. The Company did not adopt a new written trading plan under Rule 10b5-1 in 2024.

The following table provides information regarding repurchases by or on behalf of the Company of shares of its common stock for each month in the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/24 – 10/31/24	—	$—		$—
11/1/24 – 11/30/24	—	—	—	$—
12/1/24 – 12/31/24	—	—	—	$—
Total	—	$—	—

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) (Note references are to the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.)

You should read the following discussion and analysis together with the consolidated financial statements and related notes included elsewhere herein.

OVERVIEW

Unitil is a public utility holding company headquartered in Hampton, New Hampshire. Unitil is subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005.

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 198,500 customers throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities:

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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 109,400 electric customers and 89,100 natural gas customers in their service territories. The distribution utilities are local “wires and pipes” operating companies.

In addition, Unitil is the parent company of Granite State, a natural gas transmission pipeline, regulated by the FERC, operating 85 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to North American pipeline supplies.

Unitil had an investment in Net Utility Plant of $1,539.6 million at December 31, 2024. Unitil’s total revenue was $494.8 million in 2024, which includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the three distribution utilities and Granite State.

The Company’s other subsidiaries include Unitil Service, which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, Unitil Resources, the Company’s non-regulated subsidiary, which currently does not have any activity, and Unitil Realty, which owns and manages the Company’s corporate office in Hampton, New Hampshire and land for future use in Kingston, New Hampshire. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

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

Most of Unitil’s customers have the opportunity to purchase their electricity or natural gas supplies from third-party energy suppliers. For customers that choose not to participate in the third-party energy supplier market, Unitil acts as a provider of last resort. Unitil’s distribution utilities purchase electricity or natural gas from unaffiliated wholesale energy suppliers and recover the actual approved costs of these supplies on a pass-through basis, through reconciling rate mechanisms that are periodically adjusted.

Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU and NHPUC. Fitchburg has been subject to revenue decoupling since 2011. Unitil Energy has been subject to revenue decoupling since June 1, 2022. As a result of Unitil Energy now being subject to revenue decoupling, as of June 1, 2022, revenue decoupling now applies to substantially all of Unitil’s total annual electric sales volumes. Substantially all of Northern Utilities’ gas sales volumes in New Hampshire have been subject to decoupling since August 1, 2022. The Company's electric and gas sales in New Hampshire and Massachusetts are now largely decoupled. Northern Utilities’ gas sales volumes in Maine are not subject to decoupling.

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

Use of GAAP and Non-GAAP Financial Measures

The MD&A includes financial information prepared in accordance with generally accepted accounting principles in the United States (GAAP), as well as certain non-GAAP financial measures. The Company's management believes that the non-GAAP presentations of earnings and Earnings Per Share (EPS) and Electric and Gas Adjusted Gross Margins are a more meaningful representation of the Company's financial performance and provide additional and useful information to readers of this report in analyzing the historical and future performance of the business. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

The Company's earnings discussion includes Adjusted Net Income, a non-GAAP financial measure referencing the Company’s 2024 GAAP Net Income adjusted for certain transaction costs related to the Company's acquisition of Bangor Natural Gas Company (Bangor), which it disclosed previously in 2024. The Company's management believes that the transaction costs related to the acquisition of Bangor, which are included in Operation and Maintenance expense on the Consolidated Statements of Earnings, are not indicative of the Company's ongoing costs and not directly related to the ongoing operations of the business and therefore are not an indicator of baseline operating performance.

In the following tables the Company has reconciled Adjusted Net Income to GAAP Net Income, which we believe to be the most comparable GAAP financial measure.

(Millions, except per share data)
Twelve Months Ended December 31, 2024
	Amount	Per Share
GAAP Net Income	$ 47.1	$ 2.93
Transaction Costs	0.7	0.04
Adjusted Net Income	$ 47.8	$ 2.97

Twelve Months Ended December 31, 2023
	Amount	Per Share
GAAP Net Income	$ 45.2	$ 2.82
Transaction Costs	---	---
Adjusted Net Income	$ 45.2	$ 2.82

Twelve Months Ended December 31, 2022
	Amount	Per Share
GAAP Net Income	$ 41.4	$ 2.59
Transaction Costs	---	---
Adjusted Net Income	$ 41.4	$ 2.59

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

Twelve Months Ended December 31, 2024 ($ millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$248.3	$246.5	$—	$494.8
Less: Cost of Sales	(141.0)	(79.6)	—	(220.6)
Less: Depreciation and Amortization	(29.3)	(46.8)	—	(76.1)
GAAP Gross Margin	78.0	120.1	—	198.1
Depreciation and Amortization	29.3	46.8	—	76.1
Adjusted Gross Margin	$107.3	$166.9	$—	$274.2

Twelve Months Ended December 31, 2023 ($ millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$306.5	$250.6	$—	$557.1
Less: Cost of Sales	(202.4)	(96.1)	—	(298.5)
Less: Depreciation and Amortization	(26.0)	(40.4)	(1.0)	(67.4)
GAAP Gross Margin	78.1	114.1	(1.0)	191.2
Depreciation and Amortization	26.0	40.4	1.0	67.4
Adjusted Gross Margin	$104.1	$154.5	$—	$258.6

Twelve Months Ended December 31, 2022 ($ millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$297.9	$265.3	$—	$563.2
Less: Cost of Sales	(199.1)	(121.4)	—	(320.5)
Less: Depreciation and Amortization	(25.4)	(36.3)	(0.9)	(62.6)
GAAP Gross Margin	73.4	107.6	(0.9)	180.1
Depreciation and Amortization	25.4	36.3	0.9	62.6
Adjusted Gross Margin	$98.8	$143.9	$—	$242.7

Electric GAAP Gross Margin was $78.0 million in 2024, a decrease of $0.1 million compared to 2023. The decrease was driven by higher depreciation and amortization expense of $3.3 million, largely offset by higher rates and customer growth of $3.2 million.

Electric GAAP Gross Margin was $78.1 million in 2023, an increase of $4.7 million compared to 2022. The increase was driven by higher rates and customer growth of $5.3 million, partially offset by higher depreciation and amortization expense of $0.6 million.

Gas GAAP Gross Margin was $120.1 million in 2024, an increase of $6.0 million compared to 2023. The increase was driven primarily by higher rates, and customer growth, of $12.4 million, partially offset by higher depreciation and amortization of $6.4 million.

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

Net Income and EPS Overview

2024 Compared to 2023—The Company’s GAAP Net Income was $47.1 million, or $2.93 in Earnings Per Share (EPS), for the year ended December 31, 2024, an increase of $1.9 million in Net Income, or $0.11 in EPS, compared to 2023. The Company’s Adjusted Net Income (a non-GAAP financial measure) was $47.8 million, or $2.97 in EPS for the year ended December 31, 2024, an increase of $2.6 million, or $0.15 in EPS, compared to 2023. The Company’s earnings in 2024 reflect higher rates and customer growth.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $107.3 million in 2024, an increase of $3.2 million compared with 2023. The increase was driven by higher rates and customer growth.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $166.9 million in 2024, an increase of $12.4 million compared to 2023. The increase was driven primarily by higher rates, and customer growth.

Operation and Maintenance (O&M) expenses increased $2.0 million in 2024 compared to 2023, reflecting higher labor costs of $2.5 million, partially offset by lower utility operating costs of $0.5 million.

Depreciation and Amortization expense increased $8.7 million in 2024 compared to 2023, reflecting higher depreciation rates from recent base rate cases, additional depreciation associated with higher levels of utility plant in service and higher amortization of rate case and other deferred costs.

Taxes Other Than Income Taxes increased $1.4 million in 2024 compared to 2023, reflecting higher local property taxes on higher utility plant in service and higher payroll taxes.

Interest Expense, Net increased $0.6 million in 2024 compared to 2023 primarily reflecting higher interest on higher levels of long-term debt and higher interest on short-term borrowings, partially offset by higher interest income on regulatory assets and other.

Other Expense (Income), Net increased $0.2 million in 2024 compared to 2023, reflecting higher retirement benefit costs.

Federal and State Income Taxes increased $0.8 million in 2024 compared to 2023, reflecting higher pre-tax earnings in 2024.

In 2024, Unitil’s annual common dividend was $1.70 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At a January 2025 meeting of the Unitil Corporation Board of Directors (the “Board”), the Board declared a quarterly dividend on the Company’s common stock of $0.45 per share, an increase of $0.025 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.80 per share from $1.70 per share.

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

Electric Revenues, Adjusted Gross Margin and Sales

Electric Operating Revenues and Electric Adjusted Gross Margin (a non-GAAP financial measure)—The following table details Total Electric Operating Revenue and Electric Adjusted Gross Margin for the last three years by major customer class:

				Change
Electric Operating Revenues and Electric Adjusted Gross Margin				2024 vs. 2023		2023 vs. 2022
(millions)	2024	2023	2022	$	%	$	%
Electric Operating Revenue:
Residential	$140.6	$184.5	$174.8	$(43.9)	(23.8)%	$9.7	5.5%
Commercial & Industrial	107.7	122.0	123.1	(14.3)	(11.7)%	(1.1)	(0.9)%
Total Electric Operating Revenue	$248.3	$306.5	$297.9	$(58.2)	(19.0)%	$8.6	2.9%
Cost of Electric Sales	$141.0	$202.4	$199.1	$(61.4)	(30.3)%	$3.3	1.7%
Electric Adjusted Gross Margin	$107.3	$104.1	$98.8	$3.2	3.1%	$5.3	5.4%

The decrease in Total Electric Operating Revenue of $58.2 million, or 19.0%, in 2024 compared to 2023 reflects lower costs of electric sales, which are tracked and reconciled costs as a pass-through to customers, partially offset by higher electric distribution rates and higher sales of electricity.

Electric GAAP Gross Margin is discussed above in the section entitled “Use of GAAP and Non-GAAP Financial Measures”.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $107.3 million in 2024, an increase of $3.2 million compared with 2023. The increase was driven by higher rates and customer growth.

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

Kilowatt-hour Sales—Unitil’s total electric kilowatt-hour (kWh) sales increased 1.3% in 2024 compared to 2023. Sales to Residential customers increased 1.6% and sales to C&I customers increased 1.1% in 2024 compared to 2023, reflecting warmer weather for cooling purposes in the second quarter of 2024 compared to the same period in 2023, and customer growth. Based on weather data collected in the Company’s electric service areas, on average there were 12.2% more Cooling Degree Days in 2024 compared to 2023. As of December 31, 2024, the number of electric customers served increased by approximately 990 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales, although those sales margins are sensitive to changes in the number of customers served. Substantially all of the Company's electric kWh sales volumes are decoupled.

Unitil’s total electric kWh sales decreased 3.2% in 2023 compared to 2022. Sales to Residential customers decreased 4.6% and sales to C&I customers decreased 2.1% in 2023 compared to 2022. The decreases in electric kWh sales reflect lower average usage, partially offset by customer growth. As of December 31, 2023, the number of electric customers served increased by approximately 350 over the previous year.

The following table details total kWh sales for the last three years by major customer class:

				Change
				2024 vs. 2023		2023 vs. 2022
kWh Sales (millions)	2024	2023	2022	kWh	%	kWh	%
Residential	659.7	649.3	680.5	10.4	1.6%	(31.2)	(4.6)%
Commercial & Industrial	924.6	914.2	933.9	10.4	1.1%	(19.7)	(2.1)%
Total kWh Sales	1,584.3	1,563.5	1,614.4	20.8	1.3%	(50.9)	(3.2)%

Gas Revenues, Adjusted Gross Margin and Sales

Gas Operating Revenues and Adjusted Gross Margin (a non-GAAP financial measure)—The following table details total Gas Operating Revenue and Gas Adjusted Gross Margin for the last three years by major customer class:

				Change
Gas Operating Revenues and Gas Adjusted Gross Margin				2024 vs. 2023		2023 vs. 2022
(millions)	2024	2023	2022	$	%	$	%
Gas Operating Revenue:
Residential	$101.0	$100.7	$103.4	$0.3	0.3%	$(2.7)	(2.6)%
Commercial & Industrial	145.5	149.9	161.9	(4.4)	(2.9)%	(12.0)	(7.4)%
Total Gas Operating Revenue	$246.5	$250.6	$265.3	$(4.1)	(1.6)%	$(14.7)	(5.5)%
Cost of Gas Sales	$79.6	$96.1	$121.4	$(16.5)	(17.2)%	$(25.3)	(20.8)%
Gas Adjusted Gross Margin	$166.9	$154.5	$143.9	$12.4	8.0%	$10.6	7.4%

The decrease in Total Gas Operating Revenues of $4.1 million, or 1.6%, in 2024 compared to 2023 reflects lower costs of gas sales, which are tracked and reconciled as a pass-through to customers, and lower sales of gas, partially offset by higher gas distribution rates.

Gas GAAP Gross Margin is discussed above in the section entitled “Use of GAAP and Non-GAAP Financial Measures”.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $166.9 million in 2024, an increase of $12.4 million compared to 2023. The increase was driven primarily by higher rates, and customer growth.

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

Therm Sales—Unitil’s total gas therm sales decreased 0.7% in 2024 compared to 2023. Sales to Residential customers decreased 1.4% and sales to C&I customers decreased 0.5% in 2024 compared to 2023, reflecting lower average usage, partially offset by customer growth. As of December 31, 2024, the number of gas customers served increased by approximately 730 over the previous year. Sales margins derived from decoupled unit sales (currently representing approximately 43% of total annual therm sales volume) are not sensitive to changes in gas therm sales, although those sales margins are sensitive to changes in the number of customers served. In 2024 and 2023, there were 9.5% and 11.0% fewer Effective Degree Days (EDD) than normal, respectively.

Unitil’s total gas therm sales decreased 1.5% in 2023 compared to 2022. Sales to Residential customers decreased 3.8% and sales to C&I customers decreased 0.9% in 2023 compared to 2022. The decreases in gas therm sales reflect warmer winter weather in 2023 compared to 2022, partially offset by customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 6.5% fewer EDD in 2023 compared to 2022. The Company estimates that weather-normalized gas therm sales for Northern Utilities’ Maine division, the Company’s only non-decoupled gas service area, increased 3.0% in 2023 compared to 2022. As of December 31, 2023, the number of gas customers served increased by approximately 950 over the previous year. Sales margins derived from decoupled unit sales (currently representing approximately 43% of total annual therm sales volume) are not sensitive to changes in gas therm sales, although those sales margins are sensitive to changes in the number of customers served.

The following table details total therm sales for the last three years, by major customer class:

				Change
				2024 vs. 2023		2023 vs. 2022
Therm Sales (millions)	2024	2023	2022	Therms	%	Therms	%
Residential	42.3	42.9	44.6	(0.6)	(1.4)%	(1.7)	(3.8)%
Commercial & Industrial	177.7	178.6	180.2	(0.9)	(0.5)%	(1.6)	(0.9)%
Total Therm Sales	220.0	221.5	224.8	(1.5)	(0.7)%	(3.3)	(1.5)%

Operating Expenses

Cost of Electric Sales—Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales decreased $61.4 million, or 30.3%, in 2024 compared to 2023. This decrease reflects lower wholesale electricity prices and an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by higher electric sales. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2023, Cost of Electric Sales increased $3.3 million, or 1.7%, compared to 2022. This increase reflects higher wholesale electricity prices, partially offset by lower electric sales and an increase in the amount of electricity purchased by customers directly from third-party suppliers.

Cost of Gas Sales—Cost of Gas Sales includes the cost of natural gas purchased to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $16.5 million, or 17.2%, in 2024 compared to 2023. This decrease reflects lower gas sales, lower wholesale gas commodity prices and an increase in the amount of gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2023, Cost of Gas Sales decreased $25.3 million, or 20.8%, compared to 2022. This decrease reflects lower gas sales, lower wholesale gas commodity prices, partially offset by a decrease in the amount of gas purchased by customers directly from third-party suppliers.

Operation and Maintenance—O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s other subsidiaries. Total O&M expenses increased $2.0 million, or 2.6%, in 2024 compared to 2023, reflecting higher labor costs of $2.5 million, partially offset by lower utility operating costs of $0.5 million.

In 2023, total O&M expenses increased $1.9 million, or 2.6%, compared to 2022, reflecting higher utility operating costs of $1.2 million, higher professional fees of $0.4 million and higher labor costs of $0.3 million.

Depreciation and Amortization—Depreciation and Amortization expense increased $8.7 million, or 12.9%, in 2024 compared to 2023, reflecting higher depreciation rates from recent base rate cases, additional depreciation associated with higher levels of utility plant in service and higher amortization of rate case and other deferred costs.

In 2023, Depreciation and Amortization expense increased $4.8 million, or 7.7%, compared to 2022, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization of rate case and other deferred costs.

Taxes Other Than Income Taxes—Taxes Other Than Income Taxes increased $1.4 million, or 4.9%, in 2024 compared to 2023, reflecting higher local property taxes on higher utility plant in service and higher payroll taxes.

In 2023, Taxes Other Than Income Taxes increased $2.6 million, or 10.0%, compared to 2022, reflecting higher local property taxes on higher utility plant in service and higher payroll, excise and other taxes.

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

Interest Expense, Net increased $0.6 million, or 2.1%, in 2024 compared to 2023 primarily reflecting higher interest on higher levels of long-term debt and higher interest on short-term borrowings, partially offset by higher interest income on regulatory assets and other.

Interest Expense, Net increased $3.2 million, or 12.6%, in 2023 compared to 2022 primarily reflecting higher interest on short-term borrowings, partially offset by higher interest income on regulatory assets and other.

Other (Income) Expense, Net

Other Expense (Income), Net increased $0.2 million in 2024 compared to 2023, reflecting higher retirement benefit costs.

Other Expense (Income), Net decreased $2.4 million in 2023 compared to 2022, reflecting lower retirement benefit costs.

Provision for Income Taxes

Federal and State Income Taxes increased $0.8 million in 2024 compared to 2023, reflecting higher pre-tax earnings in 2024.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At December 31, 2024 and December 31, 2023, the Company and all of its subsidiaries were in compliance with the regulatory requirements governing participation in the Cash Pool.

On September 29, 2022, the Company entered into a Third Amended and Restated Credit Agreement with a syndicate of lenders (collectively, the “Credit Facility”), which amended and restated in its entirety the prior credit facility. On January 29, 2025, the Company entered into an amendment to the Credit Facility, which (among other things) increased the borrowing limit under the Credit Facility from $200 million to $275 million and extended the term of the Credit Facility from September 29, 2027 until September 29, 2028. Unitil may borrow under the Credit Facility until September 29, 2028, subject to two one-year extensions under certain circumstances.

The Credit Facility has a borrowing limit of $275 million ($200 million as of December 31, 2024), which includes a $25 million sublimit for the issuance of standby letters of credit. Unitil may increase the borrowing limit under the Credit Facility by up to $75 million under certain circumstances. The Credit Facility generally provides Unitil with the ability to elect that borrowings under the Credit Facility bear interest under several options, including a daily fluctuating rate equal to (a) the forward-looking secured overnight financing rate (as administered by the Federal Reserve Bank of New York) term rate with a term equivalent to one month beginning on that date, plus (b) 0.1000%, plus (c) a margin of 1.125% to 1.375% (based on Unitil’s credit rating).

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $308.4 million and $327.2 million for the years ended December 31, 2024 and December 31, 2023, respectively. Total gross repayments were $364.6 million and $281.2 million for the years ended December 31, 2024 and December 31, 2023, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2024 and December 31, 2023:

	December 31,
Revolving Credit Facility (millions)	2024	2023
Limit	$200.0	$200.0
Short-Term Borrowings Outstanding	$105.8	$162.0
Available	$94.2	$38.0

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

The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2024 and December 31, 2023, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4 Debt and Financing Arrangements.)

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2024, there were no guarantees outstanding.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $7.8 million of natural gas storage inventory and corresponding obligations at December 31, 2024, related to these asset management agreements. The amount of natural gas inventory released in December 2024, which was payable in January 2025, was $1.8 million and was recorded in Accounts Payable at December 31, 2024.

Benefit Plan Funding

The Company, along with its subsidiaries, made cash contributions to its Pension Plan in the amounts of $3.8 million and $3.9 million in 2024 and 2023, respectively. The Company, along with its subsidiaries, contributed $2.5 million and $2.8 million to Voluntary Employee Benefit Trusts (VEBTs) in 2024 and 2023, respectively. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan and the VEBTs in 2025 and future years at least at minimum required amounts. See Note 9 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. As of December 31, 2024, there were no guarantees outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for 2024 and 2023.

	2024	2023
Cash Provided by Operating Activities	$125.9	$107.0

Cash Provided by Operating Activities - Cash Provided by Operating Activities was $125.9 million in 2024, an increase of $18.9 million compared to 2023.

Cash flow from Net Income, adjusted for the total of non-cash charges was $136.4 million in 2024 compared to $120.0 million in 2023, an increase of $16.4 million. The change to Net Income is primarily attributable to increases in electric and gas sales margin. The increase in depreciation and amortization of $8.7 million in 2024 compared to 2023 reflects higher rates and additional depreciation on higher utility plant in service. The increase in the deferred tax provision of $5.8 million in 2024 compared to 2023 is primarily driven by higher tax depreciation in 2024.

Changes in working capital items resulted in a ($1.6) million use of cash in 2024 compared to a ($4.6) million use of cash in 2023, representing an increase in sources of cash of $3.0 million. The change in working capital in 2024 compared to 2023 is primarily related to the net change in accrued revenue, accounts payable and exchange gas receivable and is reflective of the effect of the current macroeconomic environment and the timing of cash receipts and disbursements in the normal course of business.

Deferred Regulatory and Other Charges changed by $1.6 million in 2024 compared to 2023, primarily driven by changes in Regulatory Assets and Liabilities, and the change in Other, net in 2024 compared to 2023 was $2.1 million.

	2024	2023
Cash Used in Investing Activities	$(169.9)	$(141.0)

Cash Used in Investing Activities - Cash Used in Investing Activities was ($169.9) million in 2024 compared to ($141.0) million in 2023, an increase of $28.9 million. The higher spending in 2024 is primarily related to normal utility capital expenditures for electric and gas utility system additions. The Company’s projected capital spending for 2025 is $176 million.

	2024	2023
Cash Provided by Financing Activities	$43.8	$31.5

Cash Provided by Financing Activities - Cash Provided by Financing Activities was $43.8 million in 2024 compared to cash provided of $31.5 million in 2023. The higher cash provided from financing activities in 2024 compared to 2023 of $12.3 million is primarily attributable to, higher proceeds from the issuance of long-term debt of $110.0 million, lower repayment of long-term debt of $2.0 million, a change in exchange gas financing of $5.0 million, and higher repayment of short-term borrowings of ($102.2) million. Other changes in financing activities in 2024 total a use of ($2.5) million.

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

Unitil’s Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2024 and December 31, 2023, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The Company and its subsidiaries are currently in compliance with all such covenants in these debt instruments.

DIVIDENDS

Unitil’s annual common dividend was $1.70 per common share in 2024, $1.62 per common share in 2023, and $1.56 per common share in 2022. Unitil’s dividend policy is reviewed periodically by the Board. Unitil has maintained an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At a January 2025 meeting of the Board, the Board declared a quarterly dividend on the Company’s common stock of $0.45 per share, an increase of $0.025 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.80 from $1.70. The amount and timing of all dividend payments are subject to the discretion of the Board and will depend upon business conditions, results of operations, financial conditions and other factors. In addition, the ability of the Company’s subsidiaries to pay dividends or make distributions to Unitil, and, therefore, Unitil’s ability to pay dividends, depends on, among other things:

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

The FASB Codification requires companies to record on their balance sheets as an asset or liability the overfunded or underfunded status of their retirement benefit obligations (RBO) based on the projected benefit obligation. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates. The Company’s RBO and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s RBO is affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. If these assumptions were changed, the resulting change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material effect on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For the year ended

December 31, 2024, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $450,800 in the Net Periodic Benefit Cost for the Pension Plan. Similarly, a change of 0.50% in the expected long-term rate of return on plan assets would have resulted in an increase or decrease of approximately $706,635 in the Net Periodic Benefit Cost for the Pension Plan. (See Note 9 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.)

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Please also refer to Part I, Item 1A. “Risk Factors”.

INTEREST RATE RISK

Unitil meets its external financing needs, in part, by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rate on short-term borrowings and intercompany money pool transactions was 6.5%, 6.4%, and 3.3% during 2024, 2023, and 2022, respectively.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Unitil Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Unitil Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of earnings, changes in common stock equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. While the Company has indicated that it expects to recover costs and a return on its investments, there is a risk that the Commissions’ will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2024, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the commissions, auditing these judgments require specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions focused on the base rate proceedings for Fitchburg Gas and Electric Light Company and Granite State Gas Transmission, Inc. and included the following, among others:

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

/s/ Deloitte & Touche LLP

Boston, MA
February 10, 2025

We have served as the Company's auditor since 2014.

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

Year Ended December 31,	2024	2023	2022
Operating Revenues:
Electric	$248.3	$306.5	$297.9
Gas	246.5	250.6	265.3
Total Operating Revenues	494.8	557.1	563.2
Operating Expenses:
Cost of Electric Sales	141.0	202.4	199.1
Cost of Gas Sales	79.6	96.1	121.4
Operation and Maintenance	77.6	75.6	73.7
Depreciation and Amortization	76.1	67.4	62.6
Taxes Other Than Income Taxes	29.9	28.5	25.9
Total Operating Expenses	404.2	470.0	482.7
Operating Income	90.6	87.1	80.5
Interest Expense, Net	29.3	28.7	25.5
Other Expense (Income), Net	0.2	—	2.4
Income Before Income Taxes	61.1	58.4	52.6
Provision for Income Taxes	14.0	13.2	11.2
Net Income Applicable to Common Shares	$47.1	$45.2	$41.4
Earnings per Common Share—Basic and Diluted	$2.93	$2.82	$2.59
Weighted Average Common Shares Outstanding - (Basic)	16.1	16.0	16.0
Weighted Average Common Shares Outstanding - (Diluted)	16.1	16.1	16.0

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (Millions)

ASSETS

December 31,	2024	2023
Current Assets:
Cash and Cash Equivalents	$6.3	$6.5
Accounts Receivable, Net	75.0	75.0
Accrued Revenue	77.4	63.4
Exchange Gas Receivable	6.4	9.4
Gas Inventory	1.1	1.0
Materials and Supplies	14.2	13.5
Prepayments and Other	8.4	8.3
Total Current Assets	188.8	177.1
Utility Plant:
Electric	699.4	654.9
Gas	1,189.9	1,117.6
Common	69.0	70.0
Construction Work in Progress	92.9	65.3
Utility Plant	2,051.2	1,907.8
Less: Accumulated Depreciation	511.6	486.9
Net Utility Plant	1,539.6	1,420.9
Other Noncurrent Assets:
Regulatory Assets	41.9	53.1
Operating Lease Right of Use Assets	6.7	5.6
Other Assets	17.5	13.7
Total Other Noncurrent Assets	66.1	72.4
TOTAL ASSETS	$1,794.5	$1,670.4

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (cont.) (Millions, except number of shares)

LIABILITIES AND CAPITALIZATION

December 31,	2024	2023
Current Liabilities:
Accounts Payable	$49.7	$47.7
Short-Term Debt	105.8	162.0
Long-Term Debt, Current Portion	4.9	4.9
Regulatory Liabilities	17.2	13.5
Energy Supply Obligations	10.0	15.0
Environmental Obligations	0.7	0.6
Operating Lease Obligations	1.8	1.9
Interest Payable	8.4	6.0
Taxes Payable	—	1.9
Other Current Liabilities	30.2	23.8
Total Current Liabilities	228.7	277.3
Noncurrent Liabilities:
Retirement Benefit Obligations	25.5	45.6
Deferred Income Taxes, Net	186.1	176.1
Cost of Removal Obligations	139.2	126.3
Regulatory Liabilities	46.8	34.4
Environmental Obligations	7.1	4.0
Operating Lease Obligations	4.9	3.7
Other Noncurrent Liabilities	5.3	4.6
Total Noncurrent Liabilities	414.9	394.7
Capitalization:
Long-Term Debt, Less Current Portion	638.4	509.1
Stockholders’ Equity:
Common Equity (No par value, Authorized 25,000,000 Shares; Outstanding 16,192,345 and 16,116,724 Shares as of respective dates)	341.2	337.6
Retained Earnings	171.1	151.5
Total Common Stock Equity	512.3	489.1
Preferred Stock	0.2	0.2
Total Stockholders’ Equity	512.5	489.3
Total Capitalization	1,150.9	998.4
Commitments and Contingencies (Note 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,794.5	$1,670.4

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions)

Year Ended December 31,	2024	2023	2022
Operating Activities:
Net Income	$47.1	$45.2	$41.4
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	76.1	67.4	62.6
Deferred Tax Provision	13.2	7.4	11.0
Changes in Working Capital Items:
Accounts Receivable	—	(1.2)	(6.9)
Accrued Revenue	(14.0)	9.4	(11.6)
Regulatory Liabilities	3.7	(1.5)	5.5
Exchange Gas Receivable	3.0	8.6	(10.6)
Accounts Payable	2.0	(20.9)	16.2
Other Changes in Working Capital Items	3.7	1.0	1.4
Deferred Regulatory and Other Charges	(6.9)	(8.5)	(6.5)
Other, net	(2.0)	0.1	(4.8)
Cash Provided by Operating Activities	125.9	107.0	97.7
Investing Activities:
Property, Plant and Equipment Additions	(169.9)	(141.0)	(122.1)
Cash Used In Investing Activities	(169.9)	(141.0)	(122.1)
Financing Activities:
(Repayment of) Proceeds from Short-Term Debt, net	(56.2)	46.0	51.9
Issuance of Long-Term Debt	135.0	25.0	—
Repayment of Long-Term Debt	(4.9)	(6.9)	(10.4)
Long-Term Debt Issuance Costs	(1.1)	(0.2)	—
Increase (Decrease) in Capital Lease Obligations	—	0.3	(0.1)
Net (Decrease) Increase in Exchange Gas Financing	(2.6)	(7.6)	9.6
Dividends Paid	(27.5)	(26.2)	(25.1)
Proceeds from Issuance of Common Stock	1.1	1.1	1.0
Cash Provided by Financing Activities	43.8	31.5	26.9
Net (Decrease) Increase in Cash and Cash Equivalents	(0.2)	(2.5)	2.5
Cash and Cash Equivalents at Beginning of Year	6.5	9.0	6.5
Cash and Cash Equivalents at End of Year	$6.3	$6.5	$9.0
Supplemental Information:
Interest Paid	$31.2	$30.9	$26.0
Income Taxes Paid	$2.5	$—	$1.2
Payments on Capital Leases	$0.2	$0.2	$0.2
Capital Expenditures Included in Accounts Payable	$11.7	$7.5	$7.3
Right of Use Assets Obtained in Exchange for Lease Obligations	$2.6	$2.7	$1.1

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF

CHANGES IN COMMON STOCK EQUITY (Millions, except shares data)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2022	$332.1	$116.2	$448.3
Net Income for 2022		41.4	41.4
Dividends ($1.56 per Common Share)		(25.1)	(25.1)
Shares Issued Under Stock Plans	1.8		1.8
Issuance of 18,853 Common Shares (See Note 5)	1.0		1.0
Balance at December 31, 2022	334.9	132.5	467.4
Net Income for 2023		45.2	45.2
Dividends ($1.62 per Common Share)		(26.2)	(26.2)
Shares Issued Under Stock Plans	1.6		1.6
Issuance of 21,321 Common Shares (See Note 5)	1.1		1.1
Balance at December 31, 2023	337.6	151.5	489.1
Net Income for 2024		47.1	47.1
Dividends ($1.70 per Common Share)		(27.5)	(27.5)
Shares Issued Under Stock Plans	2.5		2.5
Issuance of 19,510 Common Shares (See Note 5)	1.1		1.1
Balance at December 31, 2024	$341.2	$171.1	$512.3

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

On January 31, 2025, Unitil Corporation acquired Bangor Natural Gas Company, a natural gas distribution utility.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Twelve Months Ended
	December 31, 2024
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$135.0	$92.6	$227.6
Commercial & Industrial	103.4	133.5	236.9
Other	10.4	9.7	20.1
Total Billed and Unbilled Revenue	248.8	235.8	484.6
Rate Adjustment Mechanism Revenue	(0.5)	10.7	10.2
Total Electric and Gas Operating Revenues	$248.3	$246.5	$494.8

	Twelve Months Ended
	December 31, 2023
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$181.6	$98.8	$280.4
Commercial & Industrial	120.1	146.9	267.0
Other	10.0	8.1	18.1
Total Billed and Unbilled Revenue	311.7	253.8	565.5
Rate Adjustment Mechanism Revenue	(5.2)	(3.2)	(8.4)
Total Electric and Gas Operating Revenues	$306.5	$250.6	$557.1

	Twelve Months Ended
	December 31, 2022
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$159.9	$98.2	$258.1
Commercial & Industrial	112.6	153.8	266.4
Other	17.7	11.3	29.0
Total Billed and Unbilled Revenue	290.2	263.3	553.5
Rate Adjustment Mechanism Revenue	7.7	2.0	9.7
Total Electric and Gas Operating Revenues	$297.9	$265.3	$563.2

Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU and NHPUC. Fitchburg has been subject to revenue decoupling since 2011. Unitil Energy has been subject to revenue decoupling since June 1, 2022. As a result of Unitil Energy now being subject to revenue decoupling, as of June 1, 2022, revenue decoupling now applies to substantially all of Unitil’s total annual electric sales volumes. Substantially all of Northern Utilities’ gas sales volumes in New Hampshire have been subject to decoupling since August 1, 2022. The Company's electric and gas sales in New Hampshire and Massachusetts are now largely decoupled. Northern Utilities’ gas sales volumes in Maine are not subject to revenue decoupling.

The Company bills its customers for sales tax in Massachusetts and Maine. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s Consolidated Statements of Earnings.

Depreciation and Amortization - Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets, and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material effect on the Company’s consolidated financial statements. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 2024 - 3.49%, 2023 - 3.33% and 2022 - 3.26%.

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

Dividends - The Company’s dividend policy is reviewed periodically by the Board. The amount and timing of all dividend payments is subject to the discretion of the Board and will depend upon business conditions, results of operations, financial conditions and other factors. For the year ended December 31, 2024, the Company paid quarterly dividends of $0.425 per share, resulting in an annualized dividend rate of $1.70 per common share. For the years ended December 31, 2023 and 2022, the Company paid quarterly dividends of $0.405 and $0.39 per common share, respectively, resulting in annualized dividend rates of $1.62 and $1.56 per common share, respectively. At a January 2025 meeting of the Board, the Board declared a quarterly dividend on the Company’s common stock of $0.45 per share, an increase of $0.025 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.80 per share from $1.70 per share.

Cash and Cash Equivalents - Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. On December 31, 2024 and 2023, the Unitil subsidiaries had deposited $5.0 million and $3.3 million, respectively, to satisfy their ISO-NE obligations.

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

Accounts Receivable, Net includes $2.3 million and $2.3 million of the Allowance for Doubtful Accounts at December 31, 2024 and December 31, 2023, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes $0.1 million and $0.1 million of the Allowance for Doubtful Accounts at December 31, 2024 and December 31, 2023, respectively.

Accrued Revenue - Accrued Revenue includes the current portion of Regulatory Assets (see “Regulatory Accounting”) and unbilled revenues (see “Utility Revenue Recognition”). The following table shows the components of Accrued Revenue as of December 31, 2024 and 2023.

	December 31,
Accrued Revenue (millions)	2024	2023
Regulatory Assets—Current	$70.1	$56.5
Unbilled Revenues	7.3	6.9
Total Accrued Revenue	$77.4	$63.4

Exchange Gas Receivable - Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of December 31, 2024 and 2023.

	December 31,
Exchange Gas Receivable (millions)	2024	2023
Northern Utilities	$6.0	$8.6
Fitchburg	0.4	0.8
Total Exchange Gas Receivable	$6.4	$9.4

Gas Inventory - The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of December 31, 2024 and 2023.

	December 31,
Gas Inventory (millions)	2024	2023
Natural Gas	$0.2	$0.3
Propane	0.4	0.3
Liquefied Natural Gas & Other	0.5	0.4
Total Gas Inventory	$1.1	$1.0

The Company also has an inventory of Materials and Supplies in the amounts of $14.2 million and $13.5 million as of December 31, 2024 and December 31, 2023, respectively. These amounts are recorded at weighted average cost.

Utility Plant - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost of additions consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The average interest rates applied to AFUDC were 6.22%, 5.48% and 2.50% in 2024, 2023 and 2022, respectively. The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At December 31, 2024 and 2023, the Company has recorded cost of removal amounts of $139.2 million and $126.3 million, respectively, that have been collected in depreciation rates but have not yet been expended, and which represent regulatory liabilities. These amounts are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations.

Regulatory Accounting - The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the Massachusetts Department of Public Utilities (MDPU), Unitil Energy is regulated by the New Hampshire Public Utilities Commission (NHPUC) and Northern Utilities is regulated by the Maine Public Utilities Commission (MPUC) and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of December 31, 2024 and December 31, 2023, the Company has recorded $7.9 million and $6.0 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	December 31,
Regulatory Assets consist of the following (millions)	2024	2023
Retirement Benefits	$14.4	$29.8
Energy Supply & Other Rate Adjustment Mechanisms	65.4	52.4
Deferred Storm Charges	8.3	9.2
Environmental	9.4	6.1
Income Taxes	0.4	1.1
Other Deferred Charges	14.1	11.0
Total Regulatory Assets	112.0	109.6
Less: Current Portion of Regulatory Assets(1)	70.1	56.5
Regulatory Assets—noncurrent	$41.9	$53.1

(1)
Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets.

	December 31,
Regulatory Liabilities consist of the following (millions)	2024	2023
Rate Adjustment Mechanisms	$13.6	$9.3
Income Taxes	50.4	38.6
Total Regulatory Liabilities	64.0	47.9
Less: Current Portion of Regulatory Liabilities	17.2	13.5
Regulatory Liabilities—noncurrent	$46.8	$34.4

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of December 31, 2024 are $7.1 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

Fitchburg has entered into power purchase agreements for which contingencies exist (see “Fitchburg – Massachusetts RFP’s” section of Note 7 (Commitments and Contingencies)). Until these contingencies are satisfied, these contracts will not qualify for derivative accounting. The Company believes that the power purchase obligations under these long-term contracts will have a material effect on the contractual obligations of Fitchburg.

Investments in Marketable Securities - The Company maintains a trust through which it invests in a money market fund and a fixed income fund. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (SERP). See additional discussion of the SERP in Note 9 Retirement Benefit Plans.

At December 31, 2024 and 2023, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $6.3 million and $6.0 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other (Income) Expense, Net.

	December 31,
Fair Value of Marketable Securities (millions)	2024	2023
Money Market Funds	$2.5	$2.0
Fixed Income Funds	3.8	4.0
Total Marketable Securities	$6.3	$6.0

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

At December 31, 2024 and 2023, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $2.2 million and $1.3 million, respectively. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other (Income) Expense, Net.

	December 31,
Fair Value of Marketable Securities (millions)	2024	2023
Equity Funds	$2.0	$1.1
Fixed Income Funds	0.1	0.1
Money Market Funds	0.1	0.1
Total Marketable Securities	$2.2	$1.3

Energy Supply Obligations—The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

	December 31,
Energy Supply Obligations consist of the following (millions)	2024	2023
Renewable Energy Portfolio Standards	$4.0	$6.4
Exchange Gas Obligation	6.0	8.6
Total Energy Supply Obligations	$10.0	$15.0

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

Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation. The generating facilities associated with ten of these contracts have been constructed and are now operating. Three approved contracts are currently under development. These include long-term contracts filed with the MDPU in 2018, two for offshore wind generation (totaling 1,200 MW) and one for imported hydroelectric power and associated transmission, all three of which were approved in 2019. Four offshore wind contracts, totaling 2,400 MW, previously solicited for pursuant to the Green Communities Act and approved by the MDPU in 2021 and 2022, were subsequently terminated in 2023. In compliance with the Green Communities Act as amended by the Energy Diversity Act and the Act Driving Clean Energy and Offshore Wind in coordination with the other electric distribution companies (EDCs) in Massachusetts, on August 30, 2023 the Company issued a fourth offshore wind Request for Proposal seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement. The EDCs received bids for Offshore Wind Generation from three developers as part of a multi-state solicitation with Rhode Island and Connecticut and on September 6, 2024, the Department of Energy Resources selected a portfolio of projects totaling 2,678 MW from three projects. The EDCs have commenced contract negotiations which are scheduled to be completed in March 2025. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism, and has received remuneration for entering into them.

In December 2024, the Massachusetts Legislature approved “An Act promoting a clean energy grid, advancing equity, and protecting ratepayers” which among other provisions, extends the period for long-term renewable contracts up to 30 years and directs the EDCs to “jointly and competitively solicit proposals for energy storage systems and enter into cost-effective long-term contracts equal to, in the aggregate, approximately 5,000 megawatts of energy storage systems not later than July 31, 2030.” The first solicitation will be for approximately 1,500 megawatts of mid-duration storage to be procured by July 31, 2025.

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

Commitments and Contingencies - The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2024, the Company is not aware of any material commitments or contingencies other than those disclosed in Note 7 (Commitments and Contingencies).

Environmental Matters - The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recovered or will recover substantially all of the costs of the environmental remediation work performed to date from customers or from its insurance carriers. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2024, there are no material losses that would require additional liability reserves to be recorded other than those disclosed in Note 7 (Commitments and Contingencies). Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.

Recently Issued Pronouncements - In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (ASU 2023-07). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this new guidance for the year-ended December 31, 2024 and it did not have a material effect on the Company’s Consolidated Financial Statements (See Note 2: Segment Information).

Subsequent Events - The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements, except for the closing of the Company’s acquisition of Bangor Natural Gas Company (Bangor) and the amendment to the Company’s revolving credit facility. See below for the discussion on Bangor and see Note 4, Debt and Financing Arrangements for a discussion on the amendment to the Company’s revolving credit facility.

Acquisition of Bangor Natural Gas Company - On July 8, 2024, Unitil entered into a Stock Purchase Agreement (the “Purchase Agreement”) among the Company, PHC Utilities, Inc. (the “Seller”), and, with respect to certain portions of the Purchase Agreement, Hearthstone Utilities, Inc., d/b/a Hope Companies, Inc. (the “Parent”). The Seller is a subsidiary of the Parent. Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Company agreed to acquire all of the issued and outstanding shares of capital stock of Bangor from the Seller (the “Acquisition”) for $70.9 million in cash, subject to certain adjustments as provided in the Purchase Agreement. The MPUC issued an order on December 18, 2024 approving the merger of Bangor into Unitil. The transaction closed on January 31, 2025.

Note 2: Segment Information

The Company’s Chief Operating Decision Maker (CODM), consists of the Company’s Chairman and Chief Executive Officer, President and Chief Administrative Officer, Chief Financial Officer, and Chief Accounting Officer. These individuals assess financial performance and make decisions, including the allocation of resources to the various operating segments, based on meeting with the managers of each segment and through their review of reports and analyses that are regularly provided to the CODM. The CODM uses Net Income Applicable to Common Shares for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. Unitil reports two operating and reportable segments: utility electric operations and utility gas operations.

Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and state capital regions of New Hampshire and the greater Fitchburg area of north central Massachusetts and the local distribution of natural gas in southeastern New Hampshire, portions of southern Maine to the Lewiston-Auburn area and in the greater Fitchburg area of north central Massachusetts. Unitil has three distribution utility subsidiaries, Unitil Energy, which operates in New Hampshire, Fitchburg, which operates in Massachusetts and Northern Utilities, which operates in New Hampshire and Maine. Unitil Energy and the electric division of Fitchburg are included in the electric segment. Northern Utilities and the gas division of Fitchburg are included in the gas segment. Unitil Energy, Fitchburg and Northern Utilities have a well-diversified customer mix and are not dependent on a single customer, or a few customers, for their electric and natural gas sales. Granite State is an interstate natural gas transmission pipeline company, operating 85 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State derives its revenues principally from the transmission services provided to Northern Utilities and, to a lesser extent, third-party marketers. Granite State is included in the utility gas operations segment.

Unitil Corp. (the holding company), and Unitil Resources are included in the “Other” category (ASC 280-10-50-15). The holding company has no operating income of its own. The earnings of the holding company are principally derived from income earned on short-term investments. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary and currently does not have any activity. Unitil Service provides centralized management and administrative services, including information systems management and financial record keeping to support the affiliated Unitil companies. Unitil Realty owns certain real estate, principally the Company’s corporate headquarters in Hampton, New Hampshire and land for future use in Kingston, New Hampshire. Unitil Service’s and Unitil Realty’s costs are allocated to the Electric and Gas segments based on cost allocation factors.

The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies. Intrasegment sales take place at cost and the effects of all intrasegment and/or intercompany transactions are eliminated in the consolidated financial statements. Segment profit or loss is based on Net Income Applicable to Common Shares. Expenses used to determine operating income before taxes are charged directly to each segment or are allocated based on cost allocation factors included in rate applications approved by the FERC, NHPUC, MDPU, and MPUC. Assets allocated to each segment are based upon specific identification of such assets provided by Company records.

The following tables provide significant segment financial data for the years ended December 31, 2024, 2023 and 2022 (millions):

Year Ended December 31, 2024	Electric	Gas	Total Reportable Segments	Other	Total
Total Operating Revenues	$248.3	$246.5	$494.8	$—	$494.8
Energy Supply Costs	141.0	79.6	220.6	—	220.6
Operation and Maintenance	34.9	41.7	76.6	1.0	77.6
Depreciation and Amortization	29.3	46.8	76.1	—	76.1
Other Segment Expenses (Income)	12.9	17.3	30.2	(0.1)	30.1
Interest Income	(3.6)	(4.6)	(8.2)	(0.2)	(8.4)
Interest Expense	13.4	23.7	37.1	0.6	37.7
Provision for Income Taxes	3.8	11.2	15.0	(1.0)	14.0
Net Income Attributable to Commons Shares	16.6	30.8	47.4	(0.3)	47.1

Segment Assets	647.2	1,115.3	1,762.5	32.0	1,794.5
Capital Expenditures	61.8	103.9	165.7	4.2	169.9

Year Ended December 31, 2023
Total Operating Revenues	$306.5	$250.6	$557.1	$—	$557.1
Energy Supply Costs	202.4	96.1	298.5	—	298.5
Operation and Maintenance	34.5	40.7	75.2	0.4	75.6
Depreciation & Amortization Expense	26.0	40.4	66.4	1.0	67.4
Other Segment Expenses (Income)	13.1	16.9	30.0	(1.5)	28.5
Interest Income	(2.6)	(2.4)	(5.0)	(1.2)	(6.2)
Interest Expense	11.2	20.7	31.9	3.0	34.9
Provision for Income Taxes	4.0	9.4	13.4	(0.2)	13.2
Segment Profit (Loss)	17.9	28.8	46.7	(1.5)	45.2

Segment Assets	612.6	1,031.8	1,644.4	26.0	1,670.4
Capital Expenditures	44.2	92.7	136.9	4.1	141.0

Year Ended December 31, 2022
Total Operating Revenues	$297.9	$265.3	$563.2	$—	$563.2
Energy Supply Costs	199.1	121.4	320.5	—	320.5
Operation and Maintenance	33.5	40.1	73.6	0.1	73.7
Depreciation & Amortization Expense	25.4	36.3	61.7	0.9	62.6
Other Segment Expenses (Income)	12.9	17.0	29.9	(1.6)	28.3
Interest Income	(0.9)	(1.0)	(1.9)	(0.9)	(2.8)
Interest Expense	9.1	16.8	25.9	2.4	28.3
Provision for Income Taxes	3.1	8.2	11.3	(0.1)	11.2
Segment Profit (Loss)	15.7	26.5	42.2	(0.8)	41.4

Segment Assets	580.9	988.8	1,569.7	20.7	1,590.4
Capital Expenditures	33.8	87.6	121.4	0.7	122.1

Note 3: Allowance for Doubtful Accounts

Unitil’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. In 2024, 2023 and 2022, the Company recorded provisions for the energy commodity portion of bad debts of $1.6 million, $3.8 million and $3.8 million, respectively. These provisions were recognized in Cost of Electric Sales and Cost of Gas Sales expense as the associated electric and gas utility revenues were billed. Cost of Electric Sales and Cost of Gas Sales costs are recovered from customers through periodic rate reconciling mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of December 31, 2024 and 2023, the Company has recorded $7.9 million and $6.0 million, respectively, of hardship accounts in Regulatory Assets. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

Accounts Receivable, Net includes $2.3 million and $2.3 million of the Allowance for Doubtful Accounts at December 31, 2024 and December 31, 2023, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes $0.1 million and $0.1 million of the Allowance for Doubtful Accounts at December 31, 2024 and December 31, 2023, respectively.

The following table shows the balances and activity in the Company’s Allowance for Doubtful Accounts for 2024, 2023 and 2022 (millions):

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision	Recoveries	Accounts Written Off	Regulatory Deferrals	Balance at End of Period
Year Ended December 31, 2024
Electric	$1.5	$2.0	$0.2	$2.3	$—	$1.4
Gas	0.9	2.3	0.3	2.5	—	1.0
	$2.4	$4.3	$0.5	$4.8	$—	$2.4
Year Ended December 31, 2023
Electric	$1.6	$3.6	$0.2	$3.9	$—	$1.5
Gas	1.0	2.8	0.4	3.3	—	0.9
	$2.6	$6.4	$0.6	$7.2	$—	$2.4
Year Ended December 31, 2022
Electric	$2.0	$4.2	$0.3	$4.4	$(0.5)	$1.6
Gas	1.3	2.5	0.6	3.2	(0.2)	1.0
	$3.3	$6.7	$0.9	$7.6	$(0.7)	$2.6

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

Unitil Energy, Fitchburg, Northern Utilities and Granite State pay common dividends to their sole common shareholder, Unitil Corporation and these common dividends are the primary source of cash for the payment of dividends to Unitil’s common shareholders. The long-term debt issued by the Company and its subsidiaries contains certain covenants that determine the amount that the Company and each of these subsidiary companies has available to pay for dividends. As of December 31, 2024, in accordance with the covenants, these subsidiary companies had a combined amount of $459.8 million available for the payment of dividends and Unitil Corporation had $250.6 million available for the payment of dividends. As of December 31, 2024, the Company’s balance in Retained Earnings was $171.1 million. Therefore, there were no restrictions on the Company’s Retained Earnings at December 31, 2024 for the payment of dividends.

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

Debt Repayment -The total aggregate amount of debt repayments relating to bond issues and normal scheduled long-term debt repayments amounted to $4.9 million, $6.9 million and $10.4 million in 2024, 2023, and 2022, respectively.

The aggregate amount of bond repayment requirements and normal scheduled long-term debt repayments for each of the five years following 2024 is: 2025 – $4.9 million; 2026 – $37.9 million; 2027 – $55.7 million; 2028 – $10.7 million; 2029 – $43.7 million and thereafter $494.2 million.

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

	December 31,
Estimated Fair Value of Long-Term Debt (millions)	2024	2023
Estimated Fair Value of Long-Term Debt	$598.9	$470.5

Details on long-term debt at December 31, 2024 and 2023 are shown below:

	December 31,
Long-Term Debt (millions)	2024	2023
Unitil Corporation:
3.70% Senior Notes, Due August 1, 2026	$30.0	$30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0
5.99% Senior Notes, Due August 21, 2034	20.0	—
Unitil Energy First Mortgage Bonds:
6.96% Senior Secured Notes, Due September 1, 2028	8.0	10.0
8.00% Senior Secured Notes, Due May 1, 2031	10.5	12.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0
5.69% Senior Secured Notes, Due August 21, 2054	40.0	—
Fitchburg:
3.52% Senior Notes, Due November 1, 2027	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	6.0	7.2
5.90% Senior Notes, Due December 15, 2030	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0
5.70% Senior Notes, Due July 2, 2033	12.0	12.0
5.54% Senior Notes, Due August 21, 2034	12.5	—
3.78% Senior Notes, Due September 15, 2040	27.5	27.5
5.99% Senior Notes, Due August 21, 2044	12.5	—
4.32% Senior Notes, Due November 1, 2047	15.0	15.0
5.96% Senior Notes, Due July 2, 2053	13.0	13.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0
5.54% Senior Notes, Due August 21, 2034	25.0	—
7.72% Senior Notes, Due December 3, 2038	50.0	50.0
5.74% Senior Notes, Due August 21, 2039	15.0	—
3.78% Senior Notes, Due September 15, 2040	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0
5.74% Senior Notes, Due August 21, 2034	10.0	—
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	3.8	4.0
Total Long-Term Debt	647.3	517.2
Less: Unamortized Debt Issuance Costs	4.0	3.2
Total Long-Term Debt, net of Unamortized Debt Issuance Costs	643.3	514.0
Less: Current Portion(1)	4.9	4.9
Total Long-Term Debt, Less Current Portion	$638.4	$509.1

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

Interest Expense, Net (millions)	2024	2023	2022
Interest Expense
Long-Term Debt	$27.8	$24.7	$24.7
Short-Term Debt	8.4	9.2	3.0
Regulatory Liabilities & Other	1.5	1.0	0.6
Subtotal Interest Expense	37.7	34.9	28.3
Interest Income
Regulatory Assets	(4.1)	(3.3)	(1.0)
AFUDC(1) and Other	(4.3)	(2.9)	(1.8)
Subtotal Interest Income	(8.4)	(6.2)	(2.8)
Total Interest Expense, Net	$29.3	$28.7	$25.5

(1)
AFUDC—Allowance for Funds Used During Construction

Credit Arrangements

On September 29, 2022, the Company entered into a Third Amended and Restated Credit Agreement with a syndicate of lenders (collectively, the “Credit Facility”), which amended and restated in its entirety the prior credit facility. On January 29, 2025, the Company entered into an amendment to the Credit Facility, which (among other things) increased the borrowing limit under the Credit Facility from $200 million to $275 million and extended the term of the Credit Facility from September 29, 2027 until September 29, 2028. Unitil may borrow under the Credit Facility until September 29, 2028, subject to two one-year extensions under certain circumstances.

The Credit Facility has a borrowing limit of $275 million ($200 million as of December 31, 2024), which includes a $25 million sublimit for the issuance of standby letters of credit. Unitil may increase the borrowing limit under the Credit Facility by up to $75 million under certain circumstances. The Credit Facility generally provides Unitil with the ability to elect that borrowings under the Credit Facility bear interest under several options, including a daily fluctuating rate equal to (a) the forward-looking secured overnight financing rate (as administered by the Federal Reserve Bank of New York) term rate with a term equivalent to one month beginning on that date, plus (b) 0.1000%, plus (c) a margin of 1.125% to 1.375% (based on Unitil’s credit rating).

The Company generally utilizes the Credit Facility for cash management purposes related to its short-term operating activities and may use the Credit Facility for certain acquisition financing. Total gross borrowings were $308.4 million and $327.2 million for the years ended December 31, 2024 and December 31, 2023, respectively. Total gross repayments were $364.6 million and $281.2 million for the years ended December 31, 2024 and December 31, 2023, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2024 and December 31, 2023:

	December 31,
Revolving Credit Facility (millions)	2024	2023
Limit	$200.0	$200.0
Short-Term Borrowings Outstanding	$105.8	$162.0
Available	$94.2	$38.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2024 and December 31, 2023, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. The Company believes it has sufficient sources of working capital to fund its operations.

The weighted average interest rates on all short-term borrowings were 6.5%, 6.4%, and 3.3 % during 2024, 2023, and 2022, respectively.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $7.8 million of natural gas storage inventory and corresponding obligations at December 31, 2024, related to these asset management agreements. The amount of natural gas inventory released in December 2024, which was payable in January 2025, was $1.8 million and was recorded in Accounts Payable at December 31, 2024.

Contractual Obligations

The following table lists the Company’s contractual obligations for long-term debt as of December 31, 2024.

		Payments Due by Period
Long-Term Debt Contractual Obligations (millions) as of December 31, 2024	Total	2025	2026	2027	2028	2029	2030 & Beyond
Long-Term Debt	$647.3	$4.9	$37.9	$55.7	$10.8	$43.8	$494.2
Interest on Long-Term Debt	452.0	32.1	31.8	30.0	27.6	26.9	303.6
Total	$1,099.3	$37.0	$69.7	$85.7	$38.4	$70.7	$797.8

Leases

Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the years ended December 31, 2024, 2023 and 2022 amounted to $2.2 million, $2.1 million and $1.8 million respectively. The balance sheet classification of the Company’s lease obligations was as follows:

	December 31,
Lease Obligations (millions)	2024	2023
Operating Lease Obligations:
Operating Lease Obligations (current portion)	$1.8	$1.9
Operating Lease Obligations (long-term portion)	4.9	3.7
Total Operating Lease Obligations	6.7	5.6
Capital Lease Obligations:
Other Current Liabilities (current portion)	0.1	0.1
Other Noncurrent Liabilities (long-term portion)	0.4	0.4
Total Capital Lease Obligations	0.5	0.5
Total Lease Obligations	$7.2	$6.1

Cash paid for amounts included in the measurement of operating lease obligations for the twelve months ended December 31, 2024 and 2023 was $2.2 million and $2.1 million, respectively and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.

Assets under capital leases amounted to approximately $0.6 million and $0.7 million as of December 31, 2024 and 2023, respectively, less accumulated amortization of $0.1 million and $0.2 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of December 31, 2024. The payments for operating leases consist of $1.8 million of current operating lease obligations and $4.9 million of noncurrent operating lease obligations on the Company’s Consolidated Balance Sheets as of December 31, 2024. The payments for capital leases consist of $0.1 million of current Capital Lease Obligations, which are included in Other Current Liabilities, and $0.4 million of noncurrent Capital Lease Obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of December 31, 2024.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
2025	$2,137	$154
2026	1,819	145
2027	1,519	131
2028	958	45
2029	628	22
2030-2034	404	—
Total Payments	7,465	497
Less: Interest	788	41
Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$6,677	$456

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of December 31, 2024, the weighted average remaining lease term is 4.2 years and the weighted average operating discount rate used to determine the operating lease obligations was 5.1%. As of December 31, 2023, the weighted average remaining lease term was 3.7 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.4%.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2024, there were no guarantees outstanding.

Note 5: Equity

The Company has common stock outstanding and one of the Company’s subsidiaries has preferred stock outstanding.

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol “UTL”. The Company had 16,192,345 and 16,116,724 shares of common stock outstanding at December 31, 2024 and December 31, 2023, respectively. The Company has 25,000,000 shares of common stock authorized as of December 31, 2024 and December 31, 2023.

Dividend Reinvestment and Stock Purchase Plan—During 2024, the Company sold 19,510 shares of its common stock, at an average price of $54.40 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of $1.1 million. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock. During 2023 and 2022, the Company raised $1.1 million and $1.0 million, respectively, through the issuance of 21,321 and 18,853 shares, respectively, of its common stock in connection with its DRP and 401(k) plans.

Common Shares Repurchased, Cancelled and Retired—Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on May 1, 2014 (trading plan), until October 3, 2023, the Company periodically repurchased shares of its common stock on the open market related to the stock portion of the annual retainer for the members of the Company’s Board of Directors. Until December 1, 2018, the Company also periodically repurchased shares of its common stock on the open market related to Employee Length of Service Awards. On May 31, 2024, the Company’s 2023 trading plan terminated in accordance with its terms. The Company did not adopt a new written trading plan under Rule 10b5-1 and does not anticipate doing so in the near term. (See Part II, Item 5, for additional information). During 2024, 2023 and 2022, the Company repurchased zero, 14,680 and 9,449 shares of its common stock, respectively, pursuant to the Rule 10b5-1 trading plan. The expense recognized by the Company for these repurchases was zero, $0.6 million, and $0.4 million in 2024, 2023 and 2022, respectively.

During 2024, 2023 and 2022, the Company did not cancel or retire any of its common stock.

Stock-Based Compensation Plans—Unitil maintains a stock-based compensation plan. The Company accounts for its stock-based compensation plan in accordance with the provisions of the FASB Codification and measures compensation costs at fair value at the grant date.

Stock Plan—The Company maintains the Unitil Corporation Third Amended and Restated 2003 Stock Plan (as amended, the “Stock Plan”). Participants in the Stock Plan are selected by the Compensation Committee of the Board of Directors to receive awards under the Stock Plan, including: (i) awards of restricted shares that vest based on time (Time Restricted Shares); (ii) awards of restricted shares that vest based on performance (Performance Restricted Shares), effective January 24, 2023; or (iii) awards of restricted stock units (Restricted Stock Units). The Compensation Committee has the authority to determine the sizes of awards; determine the terms and conditions of awards in a manner consistent with the Stock Plan; construe and interpret the Stock Plan and any agreement or instrument entered into under the Stock Plan as they apply to participants; establish, amend, or waive rules and regulations for the Stock Plan’s administration as they apply to participants; and, subject to the provisions of the Stock Plan, amend the terms and conditions of any outstanding award to the extent such terms and conditions are within the discretion of the Compensation Committee as provided for in the Stock Plan. On April 19, 2012 and May 1, 2024, the Company’s shareholders approved amendments to the Stock Plan to, among other things, increase the maximum number of shares of common stock available for awards to plan participants.

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

Time Restricted Shares issued in the years ended 2022, 2023, and 2024 in conjunction with the Stock Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
1/25/22	36,770	$1.7
1/24/23	18,770	$1.0
1/30/24	22,680	$1.1

There were 34,417 and 36,483 non-vested Time Restricted Shares under the Stock Plan as of December 31, 2024 and 2023, respectively. The weighted average grant date fair value of these shares was $48.84 per share and $46.94 per share, respectively. The compensation expense associated with the issuance of Time Restricted Shares under the Stock Plan is being recorded over the vesting period and was $1.4 million, $1.4 million and $2.1 million in 2024, 2023 and 2022, respectively. At December 31, 2024, there was approximately $0.8 million of total unrecognized compensation cost for Time Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.4 years. During 2024, there were 354 Time Restricted Shares forfeited and zero Time Restricted Shares cancelled under the Stock Plan. On January 28, 2025, there were 26,430 Time Restricted Shares issued under the Stock Plan with an aggregate market value of $1.4 million.

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

Initial awards of Performance Restricted Shares were granted January 24, 2023. No Performance Restricted Shares were awarded in 2022. Performance Restricted Shares issued in the years ended 2023 and 2024 in conjunction with the Stock Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
1/24/23	18,770	$1.0
1/30/24	22,680	$1.1

There were 44,449 non-vested Performance Restricted Shares under the Stock Plan as of December 31, 2024. The weighted average grant date fair value of these shares was $50.26 per share. The compensation expense associated with the issuance of Performance Restricted Shares under the Stock Plan is being recognized over the vesting period and was $1.0 million and $0.5 million in 2024 and 2023, respectively. At December 31, 2024, there was approximately $1.5 million of total unrecognized compensation cost for Performance Restricted Shares under the Stock Plan which is expected to be recognized over approximately 1.7 years. During 2024, there were 250 Performance Restricted Shares forfeited and zero Performance Restricted Shares cancelled under the Stock Plan. On January 28, 2025, there were 26,430 Performance Restricted Shares issued under the Stock Plan with an aggregate market value of $1.4 million.

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

The equity portion of Restricted Stock Units activity during 2024 and 2023 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	2024		2023
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Beginning Restricted Stock Units	33,375	$42.73	43,799	$40.17
Restricted Stock Units Granted	2,215	$60.02	2,646	$42.31
Dividend Equivalents Earned	1,046	$55.77	1,442	$50.53
Restricted Stock Units Settled	—	$—	(14,512)	$35.69
Ending Restricted Stock Units	36,636	$44.15	33,375	$42.73

Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023 include $0.9 million and $0.8 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There were $0.2 million, or 1,727 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of December 31, 2024 and December 31, 2023. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the twelve month periods ended December 31, 2024 and December 31, 2023, respectively.

Earnings Per Share

The following table reconciles basic and diluted earnings per share (EPS).

(Millions except shares and per share data)	2024	2023	2022
Earnings Available to Common Shareholders	$47.1	$45.2	$41.4
Weighted Average Common Shares Outstanding—Basic (000’s)	16,098	16,045	15,991
Plus: Diluted Effect of Incremental Shares (000’s)	11	8	5
Weighted Average Common Shares Outstanding—Diluted (000’s)	16,109	16,053	15,996
Earnings per Share—Basic and Diluted	$2.93	$2.82	$2.59

The following table shows the number of weighted average non-vested restricted shares that were not included in the above computation of EPS because the effect would have been antidilutive.

	2024	2023	2022
Weighted Average Non-Vested Restricted Shares Not Included in EPS Computation	6,675	12,204	12,086

Note 6: Energy Supply

ELECTRIC POWER SUPPLY

Fitchburg, Unitil Energy, and Unitil Power each are members of the New England Power Pool (NEPOOL) and participate in the Independent System Operator—New England (ISO-NE) markets for the purpose of facilitating wholesale electric power supply transactions, which are necessary to serve Unitil’s electric customers with their supply of electricity.

Unitil’s customers in both New Hampshire and Massachusetts are entitled to purchase their electric supply from competitive third-party suppliers. As of December 2024, 89% of Unitil’s largest New Hampshire customers, representing 25% of Unitil’s New Hampshire electric kilowatt-hour (kWh) sales, and 100% of Unitil’s largest Massachusetts customers, representing 30% of Unitil’s Massachusetts electric kWh sales, purchased their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. The Towns of Lunenburg, Townsend, Ashby, and the City of Fitchburg have active municipal aggregations. Customers in these four town’s represent 99.8% of Fitchburg’s customer base.

In New Hampshire, a majority of residential and small commercial customers purchase their electric supply through Community Choice Aggregations (CCA) and retail electric suppliers. As of December 2024, the percentage of residential customers purchasing electricity from a third-party supplier or CCA increased to 68% from nearly 22% in December 2023. There are currently 14 communities with active aggregations, representing 73% of Unitil’s customer base in New Hampshire. In Massachusetts, as of December 2024, 75% of Unitil’s residential customers in Massachusetts purchased their electricity from a CCA or third-party supplier which is up from 75% in 2023.

Regulated Electric Power Supply

To provide regulated electric supply service to their customers, Unitil’s electric distribution utilities enter into load-following wholesale electric power supply contracts to purchase electric supply from various wholesale suppliers.

Unitil Energy currently has power supply contracts with various wholesale suppliers for the provision of Default Service to its customers. Currently, with approval of the NHPUC, Unitil Energy purchases Default Service power supply contracts for small, medium and large customers every six months for 90% of the supply requirements. 10% of supply requirements are procured via direct market purchases from ISO-New England.

Fitchburg typically maintains power supply contracts with various wholesale suppliers for the provision of Basic Service electric supply. Pursuant to MDPU policy, Basic Service power supply contracts for residential and for small and medium general service customers are acquired every six months, are 12 months in duration and provide 50% of the supply requirements. On June 13, 2012, the MDPU approved Fitchburg’s request to discontinue the procurement process for Fitchburg’s large customers and become the load-serving entity for these customers. As such, Fitchburg procures electric power supply for large account customers directly through ISO-NE’s markets. The Company experienced a failed solicitation in its November 2024 solicitation, which results in Fitchburg self-supplying 50% of its load requirements for the February through July 2025 period. The failed solicitation was due to a combination of lack of bidders and excessively high-priced bids, which the Company rejected. The implications of the failed solicitation result in 50% of wholesale supply charges settling at the real-time energy price. The failed solicitation has no impact on the ability to provide default energy service to Fitchburg’s customers. The Company reconciles and recovers these supply expenses in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

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

Northern Utilities’ Commercial and Industrial (C&I) customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Northern Utilities’ large, and some of its medium, C&I customers purchase their gas supply from third-party suppliers. Most small C&I customers, and all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. As of December 2024, 74% of Unitil’s largest New Hampshire gas customers, representing 40% of Unitil’s New Hampshire gas therm sales, and 62% of Unitil’s largest Maine customers, representing 22% of Unitil’s Maine gas therm sales, purchased their gas supply from a third-party supplier.

Fitchburg’s residential and C&I business customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Fitchburg’s large, and some of its medium, C&I customers, purchase their gas supply from third-party suppliers. Most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. As of December 2024, 78% of Unitil’s largest Massachusetts gas customers, representing 30% of Unitil’s Massachusetts gas therm sales, purchased their gas supply from third-party suppliers. The approved costs associated with natural gas supplied to customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically adjusted rates, and are included in Cost of Gas Sales in the Consolidated Statements of Earnings.

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

Fitchburg - Base Rates - Electric- Fitchburg’s base rates are decoupled and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On July 26, 2023, the MDPU issued an Order approving the Company's cumulative revenue requirement of $3.1 million associated with its 2019-2021 capital expenditures. On September 11, 2024, the MDPU issued a final order approving the cumulative revenue requirement of $3.5 million associated with its 2019-2022 capital expenditures. On November 1, 2024, Fitchburg filed its cumulative revenue requirement of $0.5 million associated with its 2023 capital expenditures, which reflects the transfer of capital expenditures associated with its 2019-2023 year investments into base distribution rates effective July 1, 2024. On December 23, 2024, the MDPU approved recovery through its capital cost recovery mechanism effective January 1, 2025.

On August 17, 2023, Fitchburg filed a petition with the MDPU seeking approval for a $6.8 million increase to base distribution rates, with new rates to be effective July 1, 2024. Fitchburg also requested, among other things, approval for a performance-based ratemaking (PBR) plan for up to a five-year term and continuation of its revenue decoupling mechanism. On June 28, 2024, the MDPU issued an Order providing for a $4.7 million increase to base rates, effective July 1, 2024. This includes a transfer of $2.2 million in costs from certain reconciling mechanisms to base distribution rates. In addition to authorizing an increase to base rates, the Order approved a PBR plan for up to a five-year term and continuation of the Company’s revenue decoupling mechanism. The Order provided for a return on equity of 9.4% and a capital structure reflecting 52% equity and 48% long-term debt. On July 5, 2024, the Company filed its compliance tariff filing and made further revisions as directed by the MDPU on July 15, 2024. On July 16, 2024 the MDPU approved its revised compliance filing. Part of the transfer of revenues from reconciling mechanisms to base rates included $0.8 million of pension/PBOP revenues. In its Order, the MDPU found that allowing the Company to recover pension and PBOP expense through its Pension/PBOP Adjustment mechanism is no longer warranted. Instead, the MDPU concluded that these expenses should be recovered in base distribution rates, the mechanism should be discontinued and any unrecovered expenses existing as of the effective date of new rates will be recovered over two years. On July 18, 2024, the Company filed a Motion for Reconsideration and Recalculation in connection with this issue. The motion specifically requested that the MDPU reconsider its decision to require the Company to absorb $1.4 million in negative excess accumulated deferred income taxes (ADIT) because the effect of the Order was to inappropriately claw back amounts that were previously approved by the MDPU for recovery from customers. On November 26, 2024, the MDPU issued an Order on the Company’s motion holding, in part, that Pension/PBOP expenses shall be recovered in base distribution rates. On December 9, 2024 the Company filed an appeal with Massachusetts Supreme Judicial Court requesting that it reverse and remand the final decision issued by the MDPU on June 28, 2024 along with the MDPU’s decision on reconsideration, issued November 26, 2024, unlawfully denying the Company’s recovery of approximately $1.4 million of negative, excess ADIT. The amount of $1.4 million is disaggregated between the Company’s gas division ($0.6 million) and the electric division ($0.8 million). This motion is pending. The ruling on November 26, 2024 approved certain other recalculations, resulting in an additional increase to electric base rates of $0.1 million effective December 1, 2024.

Fitchburg - Base Rates - Gas -On August 17, 2023, Fitchburg filed a petition with the MDPU seeking approval for a $10.9 million increase to base distribution rates, with new rates anticipated to be effective July 1, 2024. Fitchburg proposed to transfer $4.2 million in revenue requirements recovered through its Gas System Enhancement Program to base distribution rates. Net of these transfers, the proposed overall increase to distribution revenues is $6.7 million. As part of this filing, Fitchburg is requesting approval for a PBR plan for up to a five-year term and continuation of its revenue decoupling mechanism. On June 28, 2024, the MDPU issued an Order providing for a $10.1 million increase to base rates, effective July 1, 2024. This includes a transfer of $4.9 million in costs from certain reconciling mechanisms to base distribution rates. In addition to authorizing an increase to base rates, the Order approved a PBR plan for up to a five-year term. The order approves continuation of the Company’s revenue decoupling mechanism but changes the structure from a revenue per customer benchmark to a total revenue cap. The Order provided for a return on equity of 9.4% and a capital structure reflecting 52% equity and 48% long-term debt. On July 5, 2024, the Company filed its compliance tariff filing and made further revisions as directed by the MDPU on July 15, 2024. On July 16, 2024 the MDPU approved its revised compliance filing. Part of the transfer of revenues from reconciling mechanisms to base rates included $0.9 million of pension/PBOP revenues. In its order, the MDPU found that allowing the Company to recover pension and PBOP expense through its Pension/PBOP Adjustment mechanism is no longer warranted. Instead, the MDPU concluded that these expenses should be recovered in base distribution rates, the mechanism should be discontinued and any unrecovered expenses existing as of the effective date of new rates will be recovered over two years. On July 18, 2024, the Company filed a Motion for Reconsideration and Recalculation in connection with this issue. The motion specifically requested that the MDPU reconsider its decision to require the Company to absorb $1.4 million in negative excess accumulated deferred income taxes (ADIT) because the effect of the Order was to inappropriately claw back amounts that were previously approved by the MDPU for recovery from customers. On November 26, 2024, the MDPU issued an Order on the Company’s motion holding, in part, that Pension/PBOP expenses shall be recovered in base distribution rates. On December 9, 2024 the Company filed an appeal with Massachusetts Supreme Judicial Court requesting that it reverse and remand the final decision issued by the MDPU on June 28, 2024 along with the MDPU’s decision on reconsideration, issued November 26, 2024, unlawfully denying the Company’s recovery of approximately $1.4 million of negative, excess ADIT. The amount of $1.4 million is disaggregated between the Company’s Gas Division ($0.6 million) and the Electric Division ($0.8 million). This motion is pending. The ruling on November 26, 2024 approved certain other recalculations, resulting in an additional increase to gas base rates of $0.1 million effective December 1, 2024.

Fitchburg - Gas System Enhancement Program- Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. Fitchburg’s forward-looking cumulative revenue requirement filing submitted on October 31, 2023 requested recovery of approximately $6.4 million, and received final approval on April 30, 2024, effective May 1, 2024. On July 15, 2024 the Company reduced the approved recovery of $6.4 million to $4.0 million to reflect the transfer of recovery of capital expenditures associated with its 2019-2022 year investments into base distribution rates effective July 1, 2024, as well as the impact of the base distribution rate case on forward looking revenue requirements. The MDPU approved the request on July 16, 2024. The Company’s most recent forward-looking cumulative revenue requirement filing, filed on October 31, 2024, requested recovery of approximately $3.5 million associated with 2023-2025 year investments. This matter remains pending.

Granite State - Base Rates - On August 24, 2021, the FERC accepted Granite State’s first limited Section 4 rate adjustment pursuant to the Settlement Agreement, for an annual revenue increase of $0.1 million, effective September 1, 2021. On August 19, 2022, the FERC accepted Granite State’s second limited Section 4 rate adjustment pursuant to the Settlement Agreement, for an annual revenue increase of $0.3 million, effective September 1, 2022. On July 27, 2023, Granite State filed its third and final limited Section 4 rate adjustment pursuant to the Settlement Agreement, for an annual revenue increase of $1.0 million, effective September 1, 2023. On August 22, 2023, the FERC approved this filing.

On October 4, 2024, Granite State filed an uncontested rate settlement with the FERC which provides for an increase in annual revenues of $3.0 million, effective November 1, 2024. The Settlement Agreement permits the filing of limited Section 4 rate adjustments for capital cost projects eligible for cost recovery in 2025, 2026, and 2027, and sets forth an overall cap of $29.9 million on the capital costs recoverable under such filings. Under the Settlement Agreement, Granite State may not file a new general rate case earlier than April 30, 2028 with rates to be effective no earlier than September 1, 2028 based on a test year ending no earlier than December 31, 2027. On November 25, 2024, the FERC approved Granite State’s filing.

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

On February 5, 2024, the NH Department of Environmental Services (NHDES) issued an Alteration of Terrain Permit for the project. On February 9, 2024, NHDES issued a Wetland and Non-Site Specific Permit for the project. On February 14, 2024, the United States Army Corps of Engineers issued a NH General Permit for the project. The Company has commenced site work for the project.

Unitil Energy - Major Storm Cost Reserve Recovery - On April 26, 2024, Unitil Energy filed a request with the NHPUC to increase its Storm Reserve Adjustment Factor effective June 1, 2024. The increase would allow the Company to recover the under-collected Major Storm Cost Reserve (MSCR) balance as of December 31, 2023 of approximately $3.7 million plus $0.2 million of projected carrying costs over a three-year period. On May 31, 2024, the NHPUC approved the Company’s request, subject to further investigation and reconciliation. On November 14, 2024, the NHPUC granted final approval.

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

Fitchburg - Grid Modernization Cost Recovery Factor - On April 15, 2023, Fitchburg filed its GMF rate adjustment and reconciliation filing for recovery of the costs incurred as a result of implementing the Company’s 2022-2025 GMP, approved by the MDPU in Orders dated October 7, 2022 and November 30, 2022. On May 31, 2023, the MDPU approved, subject to further investigation and reconciliation, the cumulative recovery of $1.0 million associated with the Company’s 2022 GMP revenue requirement, effective June 1, 2023. The MDPU conducted a hearing on September 26, 2023 regarding the Company’s pending GMF filings and Grid Modernization Term Report. The matter remains pending. On April 15, 2024, Fitchburg filed its GMF rate adjustment and reconciliation filing for recovery of the costs incurred as a result of implementing the Company’s 2022-2025 GMP. On May 31, 2024, the MDPU approved, subject to further investigation and reconciliation, the cumulative recovery of $1.3 million associated with its 2023 revenue requirement, effective June 1, 2024. On June 28, 2024, the MDPU issued an Order in Fitchburg’s electric base rate case providing for the transfer of $1.6 million meter-related costs from base distribution rates to the GMF, effective July 1, 2024.

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

On December 6, 2023, the MDPU issued an Order announcing a regulatory framework intended to set forth its role and that of the LDCs in helping the Commonwealth achieve its target of net-zero GHG emissions by 2050. In this proceeding, the

MDPU reviewed eight potential decarbonization “pathways” and six regulatory design recommendations intended to facilitate the Commonwealth’s transition. The MDPU made no specific findings as to a preferred pathway or technology, but did make specific findings regarding regulatory design recommendations. The MDPU emphasized that the Order is not intended to jeopardize the rate recovery of existing investments in natural gas infrastructure by Fitchburg. As part of future cost recovery proposals, LDCs will bear the burden of demonstrating that non-gas pipeline alternatives (NPAs) were adequately considered and found to be non-viable or cost prohibitive to receive full cost recovery of investments. The MDPU further found that the “clean energy transition” will require coordinated planning between LDCs and electric distribution companies, monitoring progress through LDC reporting, and aligning existing MDPU practices with climate targets. To that end, the MDPU ordered the LDCs to submit individual Climate Compliance Plans (CCP) every five years beginning in 2025, and to propose climate compliance performance metrics in upcoming performance-based regulation filings, ensuring a proactive approach to achieving climate targets. The first CCP is due April 1, 2025.

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

Fitchburg - Electric Sector Modernization Plan- Pursuant to M.G.L. c. 164 § 92B, Fitchburg submitted a draft Electric Sector Modernization Plan (ESMP) to the statutorily created Massachusetts Grid Modernization Advisory Council (Council) for the Council’s review, input, and recommendations. The ESMP is a plan intended to upgrade the Company’s distribution system to enable and accommodate increased distributed energy resources (DERs) and electrification technologies, improve grid reliability and resiliency, and assist the Commonwealth in achieving climate goals, among other objectives. The Council provided recommendations on the ESMP in November 2023. The Company submitted its final ESMP to the MDPU on January 29, 2024. The Company concurrently submitted a proposal to recover, among other things, incremental costs associated with ESMP investments through an annual reconciling rate adjustment mechanism. On February 20, 2024, the MDPU issued an interlocutory order finding in part that “to the extent that the MDPU determines that accelerated cost recovery through annual reconciling mechanisms for proposed investments identified in the ESMPs is appropriate, we anticipate establishing the appropriate parameters for those mechanisms through a separate phase of these proceedings to be conducted after August 29, 2024.” On August 29, 2024, the MDPU issued a final order approving Fitchburg’s ESMP. Among other directives, the Order directs Fitchburg and other Massachusetts electric distribution companies (EDCs) to conduct a stakeholder process related to long term system planning related to forecasted DER interconnection and sets forth the criteria for biannual reports. The MDPU found it appropriate to allow Fitchburg and the other EDCs a short-term targeted cost recovery mechanism for ESMP costs. On December 18, 2024 Fitchburg filed a model ESMP tariff and a company-specific exemplar ESMP mechanism tariff, which describes the parameters of cost-recovery in the second phase of this proceeding. This matter remains pending.

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

In June 2023, the MDPU convened an EV stakeholder process to finalize EV program performance metrics. On April 3, 2023, the electric companies filed comments on the MDPU’s proposed metrics. On December 15, 2023, the MDPU approved

EV performance metrics. Following that approval, the MDPU required the electric companies to develop a joint state-wide program evaluation plan for MDPU approval and stakeholder input. On May 15, 2024, Fitchburg submitted its first annual report on the performance of its EV Program, and along with the other Massachusetts EDCs, a proposed statewide program evaluation plan for MDPU approval and stakeholder input. On September 30, 2024, the MDPU stamp approved the Joint Statewide Electric Vehicle Program Evaluation Plan. In addition, on October 1, 2024 the MDPU approved Fitchburg’s request for a supplemental budget increase to engage a consultant to assist with the Joint Statewide Electric Vehicle Program Evaluation Plan. On December 20, 2024, the Company submitted a request for approval to modify certain aspects of the public, residential, and income eligible offers of its EV program. Fitchburg does not anticipate any rate changes resulting from this filing, which is currently pending before the MDPU.

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

Section 83C of “An Act Relative to Green Communities,” St. 2008, c. 169, as amended by St. 2016, c. 188, § 12 (Section 83C) requires the EDCs to jointly and competitively solicit proposals for offshore wind energy generation not later than June 30, 2017. The EDCs issued an initial RFP pursuant to Section 83C in June 2017. On July 23, 2018, the EDCs, filed two long-term contracts with Vineyard Wind, each for 400 MW of offshore wind energy generation, for approval by the MDPU. On April 12, 2019, the MDPU approved the offshore wind energy generation PPAs, including the EDCs’ proposal to sell the energy procured under the contract into the ISO-NE wholesale market and to credit or charge the difference between the contract costs and the ISO-NE market revenue to customers. The EDCs issued a second RFP pursuant to Section 83C to procure an additional 800 MW of offshore wind energy generation in May 2019. The EDCs filed for approval of two PPAs with Mayflower Wind Energy LLC (now known as SouthCoast Wind), each for 400 MW of offshore wind energy generation, on February 10, 2020. On November 5, 2020, the MDPU approved the PPAs. In both cases, the MDPU approved the EDCs’ request for remuneration equal to 2.75% of the contract payments, as well as the EDCs’ proposal to recover costs associated with the contracts. In April 2023, SouthCoast Wind engaged with the EDCs to explore options to mitigate impacts of global resource constraints and pricing challenges associated with the PPAs from this procurement. They cited an inability to finance the project within the terms set out in the PPA. The EDCs negotiated a termination agreement with SouthCoast Wind which was filed with the MDPU for approval on August 28, 2023 and which received approval on September 30, 2023.

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

In connection with the termination agreements from the second and third solicitations, the Company received termination payments from Commonwealth Wind and SouthCoast Wind totaling $1.1 million which is recorded as a regulatory liability on the Company’s Consolidated Balance Sheets to be flowed back to customers. On October 12, 2023, Commonwealth Wind requested that the case with the SJC be entered as dismissed. Concurrently, Commonwealth Wind announced publicly they could not finance the project under the terms of the PPA.

The “Energy Diversity Act” (2021) and “An Act Driving Clean Energy and Offshore Wind” (2022) enacted by the Massachusetts legislature, increased the total solicitation target (including future solicitations) for offshore wind energy generation to 5,600 MW by June 30, 2027. On August 30, 2023, the EDCs issued a fourth offshore wind RFP seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement under Section 83C of 5,600 MW of Offshore Wind Energy Generation, and taking into account offshore wind generation under contract at the time when proposals are due. Bidders are allowed to offer proposals of at least 200 MW up to 2,400 MW of offshore wind generation. On January 18, 2024, the EDCs notified the MDPU that they are extending the bid submission date and subsequent solicitation schedule dates by an additional 56 days each to allow bidders the opportunity to gain more certainty around their eligibility for the investment tax credit and factor it into their proposals. The submission date was revised to March 27, 2024. The EDCs received bids for Offshore Wind Generation from three developers as part of a multi-state solicitation with Rhode Island and Connecticut and on September 6, 2024, the DOER selected a portfolio of projects totaling 2,678 MW from three projects. The EDCs have commenced contract negotiations which are scheduled to be completed in March 2025.

In December 2024, the Massachusetts Legislature approved “An Act promoting a clean energy grid, advancing equity, and protecting ratepayers” which among other provisions, extends the period for long-term renewable contracts up to 30 years and directs the EDCs to “jointly and competitively solicit proposals for energy storage systems and enter into cost-effective long-term contracts equal to, in the aggregate, approximately 5,000 megawatts of energy storage systems not later than July 31, 2030.” The first solicitation will be for approximately 1,500 megawatts of mid-duration storage to be procured by July 31, 2025.

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

Contractual Obligations

The following table lists the Company’s known specified gas and electric supply contractual obligations as of December 31, 2024.

		Payments Due by Period
Gas and Electric Supply Contractual Obligations (millions) as of December 31, 2024	Total	2025	2026	2027	2028	2029	2030 & Beyond
Gas Supply Contracts	$742.4	$82.2	$71.9	$70.1	$65.2	$58.9	$394.1
Electric Supply Contracts	11.5	1.4	1.4	1.4	1.3	1.0	5.0
Total	$753.9	$83.6	$73.3	$71.5	$66.5	$59.9	$399.1

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

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of December 31, 2024, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

In May 2024, NH DES requested additional information in connection with the Company’s December 2022 remedial action plan (RAP), regarding groundwater contaminants at the Rochester site. In anticipation of the NH DES approval of one of the RAP alternatives and subsequent request for project design, the Company has accrued $5.6 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. Due to extended regulatory review time periods, Northern Utilities anticipates the commencement of remediation activities later in 2025.

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

The Company is awaiting a decision regarding an Immediate Response Action (IRA) plan with three remediation alternatives, submitted to the MA DEP in October 2023 with an update in November 2024, regarding contaminants in the sediment and riverbank of an abutting watercourse, and observed river seep. In anticipation of the DEP accepting one of the remediation alternatives, Fitchburg has accrued $40,000 for estimated costs to complete the remediation at the Sawyer Passway site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. The Company has determined that the high end of the range of reasonably possible remediation costs for the Sawyer Passway site could be $3.5 million based on remediation alternatives. Fitchburg anticipates the commencement of some remediation activities by the middle of 2025, while the river seep will likely be addressed in 2026.

Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.

Unitil Energy - Kensington Distribution Operations Center - Unitil Energy conducted a Phase I and II environmental site assessment (ESA) in the second quarter of 2021 at its former distribution operations center in Kensington, NH. The Company is awaiting a decision on a report, submitted to the NH DES in June 2023, as to whether there is a need to conduct further investigation or remedial actions regarding the impacts of soil and groundwater contaminants identified in the ESA. Unitil Energy anticipates the commencement of remediation activities in 2026, following work plan approval by the NH DES decision. The Company does not believe this investigation will have a material adverse effect on its financial condition, results of operations or cash flows.

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the years-ended December 31, 2024 and 2023.

	December 31,
Environmental Obligations (millions)	2024	2023
Total Balance at Beginning of Period	$4.6	$4.4
Additions	3.6	0.7
Less: Payments / Reductions	0.4	0.5
Total Balance at End of Period	7.8	4.6
Less: Current Portion	0.7	0.6
Noncurrent Balance at End of Period	$7.1	$4.0

Note 8: Income Taxes

Provisions for Federal and State Income Taxes reflected as operating expenses in the accompanying consolidated statements of earnings for the years ended December 31, 2024, 2023, and 2022 are shown in the following table:

	(in millions)
	2024	2023	2022
Current Income Tax Provision
Federal	$0.4	$4.3	$—
State	0.4	1.5	0.2
Total Current Income Taxes	$0.8	$5.8	$0.2
Deferred Income Tax Provision
Federal	$8.6	$4.8	$6.6
State	4.6	2.6	4.4
Total Deferred Income Taxes	13.2	7.4	11.0
Total Income Tax Expense	$14.0	$13.2	$11.2

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	2024	2023	2022
Statutory Federal Income Tax Rate	21%	21%	21%
Income Tax Effects of:
State Income Taxes, net	6%	6%	6%
Utility Plant Differences	(5)%	(5)%	(6)%
Other, net	1%	1%	—%
Effective Income Tax Rate	23%	23%	21%

Temporary differences which gave rise to deferred tax assets and liabilities in 2024 and 2023 are shown in the following table:

Temporary Differences (in millions)	2024	2023
Deferred Tax Assets
Retirement Benefit Obligations	$6.1	$11.2
Regulatory Assets & Liabilities	5.6	—
Net Operating Loss Carryforwards	2.3	0.1
Tax Credit Carryforwards	2.0	1.3
Other, net	2.5	1.3
Total Deferred Tax Assets	$18.5	$13.9
Deferred Tax Liabilities
Utility Plant Differences	203.6	$180.3
Regulatory Assets & Liabilities	—	8.9
Other, net	1.0	0.8
Total Deferred Tax Liabilities	204.6	190.0
Net Deferred Tax Liabilities	$186.1	$176.1

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at December 31, 2024 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2023; December 31, 2022; and December 31, 2021.

Income tax filings for the year ended December 31, 2023 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2023 which were filed with the IRS in October 2024, the Company generated federal Net Operating Loss Carryforward (NOLC) assets of $2.9 million increasing the total amount of NOLC to $7.3 million to offset future years income. As of December 31, 2024, the Company recognized the utilization of approximately $6.6 million of the NOLC asset and $1.3 million of federal tax credits available to offset current taxes payable. In addition, at December 31, 2024, the Company had $1.6 million of cumulative state tax credit carryforwards to offset future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2027.

On April 14, 2023, the IRS issued Revenue Procedure 2023-15 that provides a safe harbor method of accounting that taxpayers may use to determine whether to deduct or capitalize expenditures to repair, maintain, replace, or improve natural gas transmission and distribution property. Under the revenue procedure, the method of accounting will depend on the property’s classification as linear transmission property, linear distribution property, or non-linear property. The revenue procedure may be adopted in tax years ending after May 1, 2023. The Company elected a change in its tax accounting method on the 2023 consolidated tax return.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA included new taxes on corporations, including the Corporate Alternative Minimum Tax (AMT) and the Excise Tax on Repurchase of Corporate Stock. The AMT is equal to 15% of a corporation’s adjusted financial statement income (AFSI). The AMT applies to companies that have a three year average AFSI of greater than $1 billion. The IRA also extended and modified certain renewable energy related credits. The Company has evaluated the IRA provisions and determined that they do not have a material effect on the Company’s financial statements as of December 31, 2024.

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction of the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) and recorded a net liability in the amount of $48.9 million at December 31, 2017. The Company expects to flow through to customers $47.1 million of excess ADIT in utility base rates. The benefit of protected excess ADIT amounts will be subject to flow back to customers in utility rates according to the Average Rate Assumption Method (ARAM). The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. As of December 31, 2024, the Company flowed back $11.2 million to customers in its Massachusetts, Maine, New Hampshire and federal jurisdictions.

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

The following table includes the key assumptions used in determining the Company’s benefit plan costs and obligations:

	2024	2023	2022
Used to Determine Plan costs for years ended December 31:
Discount Rate	5.00%	5.25%	2.85%
Rate of Compensation Increase	3.00%	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.50%	7.50%	7.50%

Used to Determine Benefit Obligations at December 31:
Discount Rate	5.60%	5.00%	5.25%
Rate of Compensation Increase	3.00%	3.00%	3.00%

The health care cost trend rate used to determine plan costs for 2024 for pre-65 retirees is 8.00%, with an ultimate rate of 4.50% in 2033, and for post-65 retirees, the health care cost trend rate is 6.00%, with an ultimate rate of 4.50% in 2033. The health care cost trend rate used to determine plan costs for 2023 for pre-65 retirees was 8.00%, with an ultimate rate of 4.50% in 2030, and for post-65 retirees, the health care cost trend rate was 6.25%, with an ultimate rate of 4.50% in 2030.The health care cost trend rate used to determine plan costs for 2022 for both pre-65 retirees and post-65 retirees was 6.20%, with an ultimate rate of 4.50% in 2029.

The health care cost trend rate used to determine benefit obligations at December 31, 2024 for pre-65 retirees is 8.50%, with an ultimate rate of 4.50% in 2034, and for post-65 retirees, the health care cost trend rate is 7.50%, with an ultimate rate of 4.50% in 2034. The health care cost trend rate used to determine benefit obligations at December 31, 2023 for pre-65 retirees was 8.00%, with an ultimate rate of 4.50% in 2033, and for post-65 retirees, the health care cost trend rate was 6.00%, with an ultimate rate of 4.50% in 2033. The health care cost trend rate used to determine benefit obligations at December 31, 2022 for pre-65 retirees was 8.00%, with an ultimate rate of 4.50% in 2030, and for post-65 retirees, the health care cost trend rate was 6.25%, with an ultimate rate of 4.50% in 2030.

The Discount Rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For 2024, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $450,800 in the Net Periodic Benefit Cost (NPBC). The Rate of Compensation Increase assumption used for 2024 was based on the expected long-term increase in compensation costs for personnel covered by the plans.

The following table provides the components of the Company’s Retirement plan costs (000’s):

	Pension Plan			PBOP Plan			SERP
	2024	2023	2022	2024	2023	2022	2024	2023	2022

Service Cost	$1,990	$2,091	$3,165	$1,988	$1,493	$2,890	$216	$250	$273

Interest Cost	7,546	7,480	5,486	3,269	2,899	3,194	723	754	472

Expected Return on Plan Assets	(10,597)	(10,689)	(10,883)	(3,877)	(3,408)	(3,415)	—	—	—

Prior Service Cost Amortization	323	356	356	—	794	1,092	10	55	55

Actuarial Loss Amortization	1,446	—	5,507	(874)	(1,464)	1,020	—	—	794

Sub-total	708	(762)	3,631	506	314	4,781	949	1,059	1,594

Amounts Capitalized or Deferred	227	1,598	(1,085)	191	555	(2,388)	(295)	(327)	(472)

NPBC Recognized	$935	$836	$2,546	$697	$869	$2,393	$654	$732	$1,122

The Company bases the actuarial determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the fair value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of the market-related assets will be affected as previously deferred gains or losses are recognized. Had the Company used the fair value of assets instead of the market-related value, pension expense for the years 2024, 2023 and 2022 would have been $1.8 million, $2.8 million and $2.4 million respectively, prior to amounts capitalized or deferred.

The following table represents information on the plans’ assets, projected benefit obligations (PBO), and funded status (000’s):

	Pension Plan		PBOP Plan		SERP
Change in Plan Assets:	2024	2023	2024	2023	2024	2023

Plan Assets at Beginning of Year	$137,893	$126,098	$51,892	$44,770	$—	$—

Actual Return on Plan Assets	15,146	16,822	6,224	6,865	—	—

Employer Contributions	3,758	3,850	2,552	2,790	679	665

Participant Contributions	—	—	260	234	—	—

Benefits Paid	(7,823)	(8,877)	(2,526)	(2,767)	(679)	(665)

Plan Assets at End of Year	$148,974	$137,893	$58,402	$51,892	$-	$-

Change in PBO:

PBO at Beginning of Year	$154,567	$146,953	$66,691	$56,510	$14,854	$14,810

Service Cost	1,990	2,091	1,988	1,493	216	250

Interest Cost	7,546	7,480	3,269	2,899	723	754

Participant Contributions	—	—	260	234	—	—

Benefits Paid	(7,823)	(8,877)	(2,526)	(2,767)	(679)	(665)

Actuarial (Gain) or Loss	(7,724)	6,920	2,525	8,322	(2,367)	(295)

PBO at End of Year	$148,556	$154,567	$72,207	$66,691	$12,747	$14,854

Funded Status: Assets vs PBO	$418	$(16,674)	$(13,805)	$(14,799)	$(12,747)	$(14,854)

The decrease in the PBO for the Pension and SERP plans as of December 31, 2024 compared to December 31, 2023 primarily reflects an increase in the assumed discount rate as of December 31, 2024 and normal changes in service cost, interest cost and demographic data. The increase in the PBO for the PBOP plan as of December 31, 2024 compared to December 31, 2023 primarily reflects an increase in medical costs and normal changes in service cost, interest cost and demographic data, partially offset by an increase in the assumed discount rate as of December 31, 2024.

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

The Company has recorded on its consolidated balance sheets as a liability the underfunded status of its and its subsidiaries’ retirement benefit obligations based on the projected benefit obligation. The Company has recognized Regulatory Assets, net of deferred tax benefits, of $14.4 million and $29.8 million at December 31, 2024 and 2023, respectively, to account for the future collection of these plan obligations in electric and gas rates. These amounts are recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans.

The Accumulated Benefit Obligation (ABO) is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and the ABO is that the PBO includes projected compensation increases. The ABO for the Pension Plan was $141.6 million and $146.3 million as of December 31, 2024 and 2023, respectively. The ABO for the

SERP was $12.4 million and $14.4 million as of December 31, 2024 and 2023, respectively. For the PBOP Plan, the ABO and PBO are the same. (See Note 1 (Summary of Significant Accounting Policies) for further discussion of SERP funding.)

The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2025 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

The following table represents employer contributions, participant contributions and benefit payments (000’s).

	Pension Plan			PBOP Plan			SERP
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Employer Contributions	$3,758	$3,850	$3,800	$2,552	$2,790	$12,153	$679	$665	$637
Participant Contributions	$—	$—	$—	$260	$234	$279	$—	$—	$—
Benefit Payments	$7,823	$8,877	$9,724	$2,526	$(2,767)	$3,503	$679	$665	$637

The following table represents estimated future benefit payments (000’s).

Estimated Future Benefit Payments
	Pension	PBOP	SERP
2025	$8,701	$3,532	$678
2026	9,214	3,896	677
2027	10,259	4,128	676
2028	10,388	4,235	1,168
2029	10,759	4,619	1,160
2030-2034	57,528	23,650	5,620

The Expected Long-Term Rate of Return on Pension Plan assets assumption used by the Company is developed based on input from actuaries and investment managers. The Company’s Expected Long-Term Rate of Return on Pension Plan assets is based on target investment allocation of 54% in common stock equities, 42% in fixed income securities and 4% in real estate securities. The Company’s Expected Long-Term Rate of Return on PBOP Plan assets is based on target investment allocation of 55% in common stock equities and 45% in fixed income securities. The actual investment allocations are shown in the following tables.

Pension Plan	Target Allocation	Actual Allocation at December 31,
	2025	2024	2023	2022
Equity Funds	54%	53%	57%	53%
Debt Funds	42%	41%	36%	38%
Real Estate Fund	4%	5%	6%	7%
Other(1)	—	1%	1%	2%
Total		100%	100%	100%

(1)
Represents investments being held in cash equivalents as of December 31, 2024, December 31, 2023 and December 31, 2022 pending payment of benefits.

PBOP Plan	Target Allocation	Actual Allocation at December 31,
	2025	2024	2023	2022
Equity Funds	55%	56%	56%	55%
Debt Funds	45%	44%	44%	45%
Total		100%	100%	100%

The combination of these target allocations and expected returns resulted in the overall assumed long-term rate of return of 7.50% for 2024. The Company evaluates the actuarial assumptions, including the expected rate of return, at least annually. The primary financial objective of the plans is to earn their expected long-term returns without assuming undue risks of funded status volatility. The target rate of return for the Plans has been based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2024 and 2023. Please also see Note 1 (Summary of Significant Accounting Policies) for a discussion of the Company’s fair value accounting policy.

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

Assets measured at fair value on a recurring basis for the Pension Plan as of December 31, 2024 and 2023 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2024
Pension Plan Assets:
Mutual Funds:
Equity Funds	$78,407	$78,407	$—	$—
Fixed Income Funds	61,741	61,741	—	—
Total Mutual Funds	140,148	140,148	—	—
Cash Equivalents	1,504	1,504
Total Assets in the Fair Value Hierarchy	$141,652	$141,652	$—	$—
Real Estate Fund–Measured at Net Asset Value	7,322
Total Assets	$148,974
2023
Pension Plan Assets:
Mutual Funds:
Equity Funds	$78,522	$78,522	$—	$—
Fixed Income Funds	49,359	49,359	—	—
Total Mutual Funds	127,881	127,881	—	—
Cash Equivalents	2,266	2,266
Total Assets in the Fair Value Hierarchy	$130,147	$130,147	$—	$—
Real Estate Fund–Measured at Net Asset Value	7,746
Total Assets	$137,893

Redemptions of the Real Estate Fund are subject to a sixty-five day notice period and the fund is valued quarterly. There are no unfunded commitments.

Assets measured at fair value on a recurring basis for the PBOP Plan as of December 31, 2024 and 2023 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2024
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$25,908	$25,908	$—	$—
Equity Funds	32,494	32,494	—	—
Total Assets	$58,402	$58,402	$—	$—

2023
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$23,025	$23,025	$—	$—
Equity Funds	28,867	28,867	—	—
Total Assets	$51,892	$51,892	$—	$—

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

The Company’s contributions to the 401(k) Plan were $4.5 million, $4.0 million and $3.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024. Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded as of December 31, 2024 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Unitil management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based upon criteria established in the “Internal Control–Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Unitil management concluded that Unitil’s internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report which appears in Part II, Item 8 herein.

Changes in Internal Control over Financial Reporting

There have been no changes in Unitil’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Unitil’s internal control over financial reporting.

Item 9B. Other Information

(a) On February 10, 2025, the Company issued a press release announcing its results of operations for the year ended December 31, 2024. The press release is furnished with this Annual Report on Form 10-K as Exhibit 99.1.

(b) During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act adopted or terminated a Rule10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K promulgated under the Exchange Act) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth in the “Proposal 1: Election of Directors” section and the “Description of Management” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 30, 2025 (the “Proxy Statement”). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the “Corporate Governance and Policies of the Board—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement. Information regarding the Company’s Audit Committee is set forth in the “Committees of the Board—Audit Committee” section of the Proxy Statement. Information regarding the Company’s Code of Ethics is set forth in the “Corporate Governance and Policies of the Board—Code of Ethics” section of the Proxy Statement. Information regarding procedures by which shareholders may recommend nominees to the Company’s Board of Directors is set forth in the “Corporate Governance and Policies of the Board—Nominations” section of the Proxy Statement.

Item 11. Executive Compensation

Information required by this Item is set forth in the “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” sections of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is set forth in the “Beneficial Ownership” section of the Proxy Statement, as well as the Equity Compensation Plan Information table in Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is set forth in the “Corporate Governance and Policies of the Board—Transactions with Related Persons” and the “Corporate Governance and Policies of the Board—Director Independence” sections of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this Item is set forth in the “Audit Committee Report—Principal Accountant Fees and Services” and the “Audit Committee Report—Audit Committee Pre-Approval Policy” sections of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2)—LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP; PCAOB ID No. 34)
•
Consolidated Statements of Earnings for the years ended December 31, 2024, 2023 and 2022
•
Consolidated Balance Sheets—December 31, 2024 and 2023
•
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
•
Consolidated Statements of Changes in Common Stock Equity for the years ended December 31, 2024, 2023 and 2022
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

Exhibit 4.1 to Form 10-K for 2002 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)

4.2	Fitchburg Note Agreement dated January 15, 1999 for the 7.37% Notes due January 15, 2029.	Exhibit 4.25 to Form 10-K for 1999 (SEC File No. 1-8858)

4.3	Fitchburg Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001 (SEC File No. 1-8858)

4.4	Fitchburg Note Agreement dated December 21, 2005 for the 5.90% Notes due December 15, 2030.	(2)

4.5	Thirteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of September 26, 2006.	(2)

4.6	Northern Utilities Note Purchase Agreement, dated as of December 3, 2008, for the 6.95% Senior Notes, Series A due December 3, 2018 and the 7.72% Senior Notes, Series B due December 3, 2038.	Exhibit 4.1 to Form 8-K dated December 3, 2008 (SEC File No. 1-8858)

4.7	Fourteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of March 2, 2010.	Exhibit 4.4 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.8	Northern Utilities form of Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.1 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.9	Northern Utilities form of Note issued pursuant to the Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.2 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.10	Note Purchase Agreement dated August 1, 2016 by and among Unitil Corporation and the several purchasers named therein for the 3.70% Senior Notes, Series 2016, due August 1, 2026.	Exhibit 4.1 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.11	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Metropolitan Life Insurance Company in the principal amount of $11,200,000.	Exhibit 4.2 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.12	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $4,000,000.	Exhibit 4.3 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.13	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $3,800,000.	Exhibit 4.4 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.14	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $1,000,000.	Exhibit 4.5 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.15	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $5,000,000.	Exhibit 4.6 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)

4.16	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $3,000,000.	Exhibit 4.7 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.17	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Companion Life Insurance Company in the principal amount of $2,000,000.	Exhibit 4.8 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.18

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

Exhibit 4.2 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.20	Note Purchase Agreement dated July 14, 2017 by and among Granite State Gas Transmission, Inc. and the several purchasers named therein for the 3.72% Senior Notes, Series 2017A, due November 1, 2027.	Exhibit 4.3 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.21 (4)	3.52% Senior Note, Series 2017A, due November 1, 2027, issued by Northern Utilities, Inc. to Great-West Life & Annuity Insurance Company.	Exhibit 4.2 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.22 (4)	4.32% Senior Note, Series 2017B, due November 1, 2047, issued by Northern Utilities, Inc. to The Canada Life Insurance Company of Canada.	Exhibit 4.3 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.23 (4)	3.52% Senior Note, Series 2017A, due November 1, 2027, issued by Fitchburg Gas and Electric Light Company to Great-West Life & Annuity Insurance Company.	Exhibit 4.5 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.24 (4)	4.32% Senior Note, Series 2017B, due November 1, 2047, issued by Fitchburg Gas and Electric Light Company to The Great-West Life Assurance Company.	Exhibit 4.6 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.25 (4)	3.72% Senior Note, Series 2017A, due November 1, 2027, issued by Granite State Gas Transmission, Inc. to Thrivent Financial for Lutherans.	Exhibit 4.8 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.26

Bond Purchase Agreement dated November 30, 2018 by and among Unitil Energy Systems, Inc. and the several purchasers named therein for the $30,000,000 aggregate principal amount of first mortgage bonds, Series Q, due November 30, 2048.

Exhibit 4.1 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.27	Fifteenth Supplemental Indenture dated November 29, 2018 by and between Unitil Energy Systems, Inc. and U.S. Bank National Association (as trustee).	Exhibit 4.2 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.28 (4)	First Mortgage Bond, Series Q, 4.18%, due November 30, 2048, issued by Unitil Energy Systems, Inc. to United of Omaha Life Insurance Company.	Exhibit 4.3 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)

4.29	Note Purchase Agreement dated September 12, 2019 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

4.30 (4)	4.04% Senior Note, Series 2019, due September 12, 2049, issued by Northern Utilities, Inc. to Pacific Life Insurance Company.	Exhibit 4.2 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

4.31	Note Purchase Agreement dated December 18, 2019 by and among Unitil Corporation and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated December 18, 2019 (SEC File No. 1-8858)

4.32 (4)	3.43% Senior Note, Series 2019, due December 18, 2029, issued by Unitil Corporation to CHIMEFISH & CO, as nominee for American Equity Investment Life Insurance Company.	Exhibit 4.2 to Form 8-K dated December 18, 2019 (SEC File No. 1-8858)

4.33	Note Purchase Agreement dated September 15, 2020 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.34 (4)	3.78% Senior Note, Series 2020, due September 15, 2040, issued by Northern Utilities, Inc. to Metropolitan Life Insurance Company.	Exhibit 4.2 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.35	Note Purchase Agreement dated September 15, 2020 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein.	Exhibit 4.3 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.36 (4)	3.78% Senior Note, Series 2020A, due September 15, 2040, issued by Fitchburg Gas and Electric Light Company to Brighthouse Life Insurance Company of NY.	Exhibit 4.4 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.37	Bond Purchase Agreement dated September 15, 2020 by and among Unitil Energy Systems, Inc., U.S. Bank National Association (as trustee), and the several purchasers named therein.	Exhibit 4.5 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.38	Sixteenth Supplemental Indenture dated September 15, 2020 by and between Unitil Energy Systems, Inc. and U.S. Bank National Association (as trustee).	Exhibit 4.6 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.39 (4)	First Mortgage Bond, Series R, 3.58%, due September 15, 2040, issued by Unitil Energy Systems, Inc. to CUDD and CO (as nominee for Symetra Life Insurance Company).	Exhibit 4.7 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.40 (5)	Bond Purchase Agreement dated August 21, 2024 by and among Unitil Energy Systems, Inc., U.S. Bank Trust Company, National Association (as trustee) and the several purchasers named therein.	Exhibit 4.11 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.41	Seventeenth Supplemental Indenture dated August 21, 2024 by and between Unitil Energy Systems, Inc. and U.S. Bank Trust Company, National Association (as trustee)	Exhibit 4.12 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)

4.42 (4)	First Mortgage Bond, Series S, 5.69%, due August 21, 2054, issued by Unitil Energy Systems, Inc. to Metlife Reinsurance Company of Hamilton, Ltd.	Exhibit 4.13 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.43 (5)	Note Purchase Agreement dated July 6, 2023 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated July 6, 2023 (SEC File No. 1-8858)

4.44 (4)	5.70% Senior Note, Series 2023A, due July 2, 2033, issued by Fitchburg Gas and Electric Light Company to MetLife Reinsurance Company of Hamilton, Ltd.	Exhibit 4.2 to Form 8-K dated July 6, 2023 (SEC File No. 1-8858)

4.45 (4)	5.96% Senior Note, Series 2023B, due July 2, 2053, issued by Fitchburg Gas and Electric Light Company to Mutual of Omaha Insurance Company	Exhibit 4.3 to Form 8-K dated July 6, 2023 (SEC File No. 1-8858)

4.46 (5)	Note Purchase Agreement dated August 21, 2024 by and among Unitil Corporation and the several purchasers named therein.	Exhibit 4.1 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.47 (4)	5.99% Senior Note, Series 2024, due August 21, 2034, issued by Unitil Corporation to Metropolitan Tower Life Insurance Company	Exhibit 4.2 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.48 (5)	Note Purchase Agreement dated August 21, 2024 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.3 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.49 (4)	5.54% Senior Note, Series 2024A, due August 21, 2034, issued by Northern Utilities, Inc. to Metropolitan Life Insurance Company	Exhibit 4.4 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.50 (4)	5.74% Senior Note, Series 2024B, due August 21, 2039, issued by Northern Utilities, Inc.to Modern Woodmen of America.	Exhibit 4.5 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.51 (5)	Note Purchase Agreement dated August 21, 2024 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein	Exhibit 4.6 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.52 (4)	5.54% Senior Note, Series 2024A, due August 21, 2034, issued by Fitchburg Gas and Electric Light Company to Metlife Reinsurance Company of Hamilton, Ltd.	Exhibit 4.7 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.53 (4)	5.99% Senior Note, Series 2024B, due August 21, 2044, issued by Fitchburg Gas and Electric Light Company to Metlife Reinsurance Company of Hamilton, Ltd.	Exhibit 4.8 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.54 (5)	Note Purchase Agreement dated August 21, 2024 by and among Granite State Gas Transmission, Inc. and the several purchasers named therein.	Exhibit 4.9 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.55 (4)	5.74% Senior Note, Series 2024, due August 21, 2034, issued by Granite State Gas Transmission, Inc. to Metropolitan Life Insurance Company	Exhibit 4.10 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)

4.56	Amended and Restated Note issued to Bank of America, N.A.	Exhibit 4.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.57	Loan Agreement dated December 18, 2020 between Unitil Realty Corp. and TD Bank, N.A.	Exhibit 4.48 to Form 10-K for 2020 (SEC File No. 1-8858)

4.58	Mortgage and Security Agreement dated December 18, 2020 between Unitil Realty Corp. and TD Bank, N.A.	Exhibit 4.49 to Form 10-K for 2020 (SEC File No. 1-8858)

4.59	Mortgage Loan Note dated December 18, 2020 issued to TD Bank, N.A.	Exhibit 4.50 to Form 10-K for 2020 (SEC File No. 1-8858)

4.60	Description of Registrant’s Securities	Exhibit 4.50 to Form 10-K for 2021 (SEC File No. 1-8858)

4.61 (5)	Third Amended and Restated Credit Agreement dated September 29, 2022 among Unitil Corporation, Bank of America, N.A., as administrative agent, and the Lenders	Exhibit 4.1 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

4.62	First Amendment to Third Amended and Restated Credit Agreement between Unitil and Bank of America, N.A., as administrative agent, dated July 18, 2024	Exhibit 4.1 to Form 8-K for July 18, 2024 (SEC File No. 1-8858)

4.63	Second Amended and Restated Note issued to Citizens Bank, N.A.	Exhibit 4.2 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

4.64	Second Amended and Restated Note issued to TD Bank, N.A.	Exhibit 4.3 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

4.65 (5)

Second Amendment to Third Amended and Restated Credit Agreement dated January 29, 205 among Unitil Corporation; Bank of America, N.A., as administrative agent; and Bank of America, N.A., Citizens Bank, N.A., and TD Bank, N.A.

Exhibit 4.1 to Form 8-K dated January 29, 2025 (SEC File No. 1-8858)

4.66	Third Amended and Restated Note issued to Citizens Bank, N.A.	Exhibit 4.2 to Form 8-K dated January 29, 2025 (SEC File No. 1-8858)

4.67	Third Amended and Restated Note issued to TD Bank, N.A.	Exhibit 4.3 to Form 8-K dated January 29, 2025 (SEC File No. 1-8858)

10.1 (3)	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.2 (3)	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.3 (3)	Amended and Restated Form of Severance Agreement (Three-Year Term).	Exhibit 10.1 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)

10.4 (3)	Amended and Restated Form of Severance Agreement (Two-Year Term).	Exhibit 10.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.5 (3)	Amended and Restated Form of Severance Agreement (Two-Year Term; Non Pension).	Exhibit 10.3 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.6 (3)	Severance Agreement dated March 23, 2020, between the Company and Daniel J. Hurstak.	Exhibit 10.1 to Form 8-K dated March 19, 2020 (SEC File No. 1-8858)

10.7 (3)	Severance Agreement dated July 29, 2020, between the Company and Robert B. Hevert.	Exhibit 10.1 to Form 8-K dated July 29, 2020 (SEC File No. 1-8858)

10.8 (3)	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2016.	Exhibit 10.1 to Form 10-Q for March 31, 2017 (SEC File No. 1-8858)

10.9 (3)	Amended and Restated Supplemental Executive Retirement Plan.	Exhibit 10.5 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.10 (3)	Unitil Corporation Deferred Compensation Plan.	Exhibit 10.6 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.11 (3)	Unitil Corporation Management Incentive Plan (amended and restated as of June 5, 2013).	Exhibit 10.2 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

10.12 (3)	Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Appendix 1 to the Proxy Statement filed on Schedule 14A dated March 13, 2012 (SEC File No. 1-8858)

10.13 (3)	Unitil Corporation Third Amended and Restated 2003 Stock Plan.	Exhibit 10.1 to Form 10-Q for March 31, 2024 (SEC File No. 1-8858)

10.14 (3)	Form of Restricted Stock Unit Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Exhibit 4.7 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.15 (3)	Form of Restricted Stock Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Exhibit 4.8 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.16 (3)	Unitil Corporation Tax Deferred Savings and Investment Plan, as amended and restated effective as of January 1, 2021.	Exhibit 10.15 to Form 10-K for 2021 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)

10.17 (3)	Unitil Corporation Tax Deferred Savings and Investment Plan Trust Agreement.	Exhibit 4.2 to Form S-8 Registration Statement No. 333-234391 dated October 31, 2019

10.18 (3)	Unitil Corporation Incentive Plan (amended and restated as of January 26, 2015).	Exhibit 10.1 to Form 10-Q for March 31, 2015 (SEC File No. 1-8858)

10.19 (3)	Employment Agreement effective April 25, 2021 between Unitil Corporation and Thomas P. Meissner, Jr.	Exhibit 10.1 to Form 8-K dated April 28, 2021 (SEC File No. 1-8858)

10.20 (3)	Employment Agreement between Unitil Corporation and Thomas P. Meissner, Jr.	Exhibit 10.1 to Form 8-K for May 1, 2024 (SEC File No. 1-8858)

10.21 (3)	Unitil Corporation—Compensation of Directors effective as of January 1, 2022.	Exhibit 10.21 to Form 10-K for 2021 (SEC File No. 1-8858)

10.22 (3)	Unitil Corporation - Compensation of Directors effective as of January 1, 2024	Exhibit 10.20 to Form 10-K for 2023 (SEC File No. 1-8858)

10.23 (3)	Unitil Corporation - Compensation of Directors effective as of January 1, 2025	Filed herewith

10.24

Underwriting Agreement dated August 4, 2021 among Unitil Corporation, on the one hand, and RBC Capital Markets, LLC and BofA Securities, Inc., on the other hand, for themselves and as representatives of the several underwriters named therein.

Exhibit 1.1 to Form 8-K dated August 3, 2021 (File No. 1-8858)

10.25 (3)	Form of Restricted Stock Agreement (Time Vesting)	Exhibit 10.1 to Form 8-K dated January 24, 2023 (SEC File No. 1-8858)

10.26 (3)	Form of Restricted Stock Agreement (Performance Vesting)	Exhibit 10.2 to Form 8-K dated January 24, 2023 (SEC File No. 1-8858)

10.27 (5)	Transition Services Agreement dated January 31, 2025 between Bangor Natural Gas Company and Hearthstone Holdings, Inc. (d/b/a Hope Utilities, Inc.), acknowledged by Unitil Corporation	Exhibit 10.2 to Form 8-K dated January 29, 2025 (SEC File No. 1-8858)

19.1	Unitil Corporation Corporate Governance Guidelines and Policies of the Board of Directors (includes the Registrant’s insider trading policies and procedures)	Exhibit 19.1 to Form 10-K for 2023 (SEC File No. 1-8858)

19.2	Unitil Corporation Insider Trading Policy	Filed herewith

21.1	Statement Re: Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit Number	Description of Exhibit	Reference (1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1

Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith

97.1	Executive Compensation Recovery Policy	Exhibit 97.1 to Form 10-K for 2023 (SEC File No. 1-8858)

99.1	Unitil Corporation Press Release Dated February 10, 2025 Announcing Earnings For the Year Ended December 31, 2024.	Furnished herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

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

(5) In accordance with Item 601(a)(5) of Regulation S-K, this exhibit omits certain of its schedules and exhibits. This exhibit’s table of contents, or the cover page of its omitted schedules and exhibits, includes a brief description of the subject matter of all of its omitted schedules and exhibits. The Registrant acknowledges that it must provide a copy of any omitted schedules or exhibits to the Securities and Exchange Commission or its staff upon request.

(P) Paper exhibit.

(P)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION

Date February 10, 2025	By	/S/ THOMAS P. MEISSNER, JR.
Thomas P. Meissner, Jr.
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ THOMAS P. MEISSNER, JR.	Principal Executive Officer; Director	February 10, 2025
Thomas P. Meissner, Jr.

/S/ DANIEL J. HURSTAK Daniel J. Hurstak	Principal Financial Officer	February 10, 2025

/S/ TODD R. DIGGINS Todd R. Diggins	Principal Accounting Officer	February 10, 2025

/S/ MICHAEL B. GREEN Michael B. Green	Director	February 10, 2025

/S/ EDWARD F. GODFREY Edward F. Godfrey	Director	February 10, 2025

/S/ WINFIELD S. BROWN Winfield S. Brown	Director	February 10, 2025

/S/ NEVEEN F. AWAD Neveen F. Awad	Director	February 10, 2025

/S/ DAVID A. WHITELEY David A. Whiteley	Director	February 10, 2025

/S/ SUZANNE FOSTER Suzanne Foster	Director	February 10, 2025

/S/ JUSTINE VOGEL Justine Vogel	Director	February 10, 2025

/S/ MARK H. COLLIN Mark H. Collin	Director	February 10, 2025

/s/ ANNE L. ALONZO	Director	February 10, 2025
Anne L. Alonzo

/s/ JANE LEWIS RAYMOND	Director	February 10, 2025
Jane Lewis-Raymond