Form 10-Q
period 2025-06-30
UNITIL CORP
filed 2025-08-04
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2025
Common Stock, no par value	16,292,209 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2025

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
•
outsourcing of services to third parties could expose the Company to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance (including with applicable legal requirements and industry standards) or reputational harm, which could negatively affect the Company's results of operations;
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
•
the Company's ability to consummate acquisitions or other strategic transactions, to successfully integrate any acquired assets or business, or derive value from strategic transactions and investment, including but not limited to the completed acquisition of Bangor Natural Gas Company and the acquisitions of Maine Natural Gas Company, Aquarion Water Company of Massachusetts, Inc., Aquarion Water Company of New Hampshire, Inc., and Abenaki Water Co., Inc.;
•
impairment of the Company's assets (including long-lived assets and goodwill), could negatively impact the Company's financial condition and results of operations;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

See the information beginning on page 15 of this Quarterly Report on Form 10-Q.

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

Unitil had an investment in Net Utility Plant of $1,644.4 million at June 30, 2025. Earnings from Unitil’s utility operations are derived primarily from the return on investment in the utility assets of the four distribution utilities and Granite State. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas.

Unitil Resources is the Company’s wholly-owned, non-regulated subsidiary. The Company’s other subsidiaries include Unitil Service Corp., which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies; Unitil Realty Corp., which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire and owns land in Kingston, New Hampshire, on which Unitil Energy’s solar facility is located, which became operational in May 2025; and Unitil Power Corp., which formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2025 and June 30, 2024 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

The Company's earnings discussion includes Adjusted Net Income, a non-GAAP financial measure referencing the Company’s 2025 GAAP Net Income adjusted for certain transaction costs related to the Company's acquisitions of Bangor Natural Gas Company, Maine Natural Gas Company (Maine Natural), Aquarion Water Company of Massachusetts, Inc., Aquarion Water Company of New Hampshire, Inc., and Abenaki Water Co., Inc. (the Aquarion Companies). The Company's management believes that the transaction costs related to the acquisitions of Bangor, Maine Natural and the Aquarion Companies, which are included in Operation and Maintenance expense on the Consolidated Statements of Earnings, are not indicative of the Company's ongoing costs and not directly related to the ongoing operations of the business and therefore are not an indicator of baseline operating performance.

In the following tables the Company has reconciled Adjusted Net Income to GAAP Net Income, which we believe to be the most comparable GAAP financial measure.

(Millions, except per share data)
	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Amount	Per Share	Amount	Per Share
GAAP Net Income	$4.0	$0.25	$4.3	$0.27
Transaction Costs	0.7	0.04	—	—
Adjusted Net Income	$4.7	$0.29	$4.3	$0.27

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Amount	Per Share	Amount	Per Share
GAAP Net Income	$31.5	$1.94	$31.5	$1.96
Transaction Costs	1.6	0.09	—	—
Adjusted Net Income	$33.1	$2.03	$31.5	$1.96

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

Three Months Ended June 30, 2025 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$51.0	$51.6	$—	$102.6
Less: Cost of Sales	(25.2)	(14.4)	—	(39.6)
Less: Depreciation and Amortization	(7.8)	(14.0)	—	(21.8)
GAAP Gross Margin	18.0	23.2	—	41.2
Depreciation and Amortization	7.8	14.0	—	21.8
Adjusted Gross Margin	$25.8	$37.2	$—	$63.0

Three Months Ended June 30, 2024 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$56.4	$39.3	$—	$95.7
Less: Cost of Sales	(31.5)	(8.0)	—	(39.5)
Less: Depreciation and Amortization	(7.1)	(10.8)	(0.2)	(18.1)
GAAP Gross Margin	17.8	20.5	(0.2)	38.1
Depreciation and Amortization	7.1	10.8	0.2	18.1
Adjusted Gross Margin	$24.9	$31.3	$—	$56.2

Six Months Ended June 30, 2025 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$111.2	$162.2	$—	$273.4
Less: Cost of Sales	(57.9)	(54.1)	—	(112.0)
Less: Depreciation and Amortization	(15.7)	(27.8)	—	(43.5)
GAAP Gross Margin	37.6	80.3	—	117.9
Depreciation and Amortization	15.7	27.8	—	43.5
Adjusted Gross Margin	$53.3	$108.1	$—	$161.4

Six Months Ended June 30, 2024 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$130.0	$144.4	$—	$274.4
Less: Cost of Sales	(78.0)	(52.1)	—	(130.1)
Less: Depreciation and Amortization	(14.1)	(21.7)	(0.3)	(36.1)
GAAP Gross Margin	37.9	70.6	(0.3)	108.2
Depreciation and Amortization	14.1	21.7	0.3	36.1
Adjusted Gross Margin	$52.0	$92.3	$—	$144.3

Electric GAAP Gross Margin was $18.0 million in the three months ended June 30, 2025, an increase of $0.2 million compared to the same period in 2024. Electric GAAP Gross Margin was $37.6 million in the six months ended June 30, 2025, a decrease of $0.3 million compared to the same period in 2024. The three month period increase was driven by higher rates and customer growth of $0.9 million, partially offset by higher depreciation and amortization expense of $0.7 million. The six month period decrease was driven by higher depreciation and amortization expense of $1.6 million, partially offset by higher rates and customer growth of $1.3 million.

Gas GAAP Gross Margin was $23.2 million in the three months ended June 30, 2025, an increase of $2.7 million compared to the same period in 2024. Gas GAAP Gross Margin was $80.3 million in the six months ended June 30, 2025, an increase of $9.7 million compared to the same period in 2024. The increase in the three month period was driven by higher rates and customer growth of $5.9 million, partially offset by higher depreciation and amortization of $3.2 million. The increase in the six month period was driven by higher rates and customer growth of $13.8 million, the favorable effects of colder winter weather in 2025 of $2.0 million, partially offset by higher depreciation and amortization of $6.1 million. Included in gas operating revenue, cost of gas sales and depreciation and amortization for the three months ended June 30, 2025 is $4.7 million, $1.7 million and $0.7 million related to Bangor, respectively. Included in gas operating revenue, cost of gas sales and depreciation and amortization for the six months ended June 30, 2025 is $13.3 million, $7.4 million and $1.3 million related to Bangor, respectively.

Earnings Overview

The Company’s Net Income was $4.0 million, or $0.25 in Earnings Per Share (EPS) for the second quarter of 2025, a decrease of $0.3 million in Net Income, or $0.02 in EPS, compared to the second quarter of 2024. The Company's Adjusted Net Income (a non-GAAP

financial measure), which excluded transaction-related costs in connection with the acquisitions of Bangor, Maine Natural Gas and the Aquarion Companies, was $4.7 million, or $0.29 in EPS for the second quarter of 2025, an increase of $0.4 million, or $0.02 in EPS, compared to the second quarter of 2024.

The Company’s Net Income was $31.5 million, or $1.94 in EPS for the first six months of 2025. Net income is unchanged and EPS decreased $0.02 when compared to the first six months of 2024. The Company's Adjusted Net Income (a non-GAAP financial measure), which excluded transaction-related costs in connection with the acquisitions of Bangor, Maine Natural Gas and the Aquarion Companies, was $33.1 million, or $2.03 in EPS for the first six months of 2025, an increase of $1.6 million, or $0.07 in EPS, compared to the first six months of 2024.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $25.8 million and $53.3 million in the three and six months ended June 30, 2025, respectively, increases of $0.9 million and $1.3 million, respectively, compared to the same periods in 2024. This increase reflects higher rates and customer growth.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $37.2 million and $108.1 million in the three and six months ended June 30, 2025, respectively, increases of $5.9 million and $15.8 million, respectively, compared to the same periods in 2024. The increase in the three month period reflects higher rates and customer growth of $5.9 million. The increase in the six month period reflects higher rates and customer growth of $13.8 million and the favorable effects of colder winter weather of $2.0 million in 2025. Included in the Gas Adjusted Gross Margin for the three and six months ended June 30, 2025 is $3.0 million and $5.9 million, respectively, related to Bangor.

Operation and Maintenance (O&M) expenses increased $2.7 million and $7.1 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase in the three month period reflects higher utility operating costs of $1.5 million, higher labor costs of $0.6 million and higher professional fees of $0.6 million. The increase in the six month period reflects higher utility operating costs of $3.1 million, higher labor costs of $2.1 million and higher professional fees of $1.9 million. Included in O&M expense for the three months and six months ended June 30, 2025 is $0.8 million and $1.7 million, respectively, related to Bangor O&M expenses and $1.0 million and $2.2 million, respectively, in acquisition transaction costs.

Depreciation and Amortization expense increased $3.7 million and $7.4 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, reflecting higher depreciation rates from recent base rate cases, additional depreciation associated with higher levels of utility plant in service and higher amortization of recoverable storm costs and other deferred costs. Included in Depreciation and Amortization for the three months and six months ended June 30, 2025 is $0.7 million and $1.3 million, respectively, related to Bangor.

Taxes Other Than Income Taxes decreased $0.5 million and $0.3 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to lower excise taxes.

Interest Expense, Net increased $1.9 million and $3.7 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily reflecting higher levels of long-term debt, higher interest expense on regulatory liabilities and lower interest income on AFUDC and other, partially offset by lower interest expense on short-term borrowings.

Other Expense (Income), Net decreased $0.8 million and $1.0 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, reflecting lower retirement benefit costs.

Provision for Income Taxes increased $0.1 million and $0.2 million in the three and six months ended June 30, 2025, respectively, compared with the same periods in 2024. The increase in the six month period reflects higher pre-tax earnings in 2025.

At its January 2025, May 2025 and July 2025 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.45 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.80 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

Electric Revenues, Adjusted Gross Margin and Sales

Electric Operating Revenues and Electric Adjusted Gross Margin (a non-GAAP financial measure) - The following table details Total Electric Operating Revenues and Electric Adjusted Gross Margin for the three and six months ended June 30, 2025 and 2024:

Electric Operating Revenues and Electric Adjusted Gross Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Electric Operating Revenue:
Residential	$26.9	$30.1	$(3.2)	(10.6)%	$62.2	$73.6	$(11.4)	(15.5)%
Commercial / Industrial	24.1	26.3	(2.2)	(8.4)%	49.0	56.4	(7.4)	(13.1)%
Total Electric Operating Revenue	51.0	56.4	(5.4)	(9.6)%	111.2	130.0	(18.8)	(14.5)%
Cost of Electric Sales	25.2	31.5	(6.3)	(20.0)%	57.9	78.0	(20.1)	(25.8)%
Electric Adjusted Gross Margin	$25.8	$24.9	$0.9	3.6%	$53.3	$52.0	$1.3	2.5%

Total Electric Operating Revenue decreased $5.4 million, or 9.6%, and $18.8 million, or 14.5% in the three months and six months ended June 30, 2025, respectively, compared to the same periods in 2024, reflecting lower costs of electric sales due to the increase in the amount of electricity purchased by customers directly from third-party suppliers, which are tracked and reconciled to costs that are passed through directly to customers, partially offset by higher electric distribution rates.

Electric GAAP Gross Margin is discussed above in the section entitled “Use of GAAP and Non-GAAP Financial Measures”.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $25.8 million and $53.3 million for the three and six months ended June 30, 2025, respectively, increases of $0.9 million and $1.3 million, respectively, compared with the same periods in 2024. These increases reflect higher rates and customer growth.

Kilowatt-hour Sales - Unitil’s total electric kWh sales decreased 4.4% and increased 1.6% in the three and six months ended June 30, 2025, compared to the same periods in 2024. Sales to Residential and Commercial and Industrial (C&I) customers decreased 1.3% and 6.4%, respectively, in the three months ended June 30, 2025, compared to the same period in 2024, reflecting lower average usage, partially offset by customer growth. Sales to Residential and C&I customers increased 5.6% and decreased 1.3%, respectively, in the six months ended June 30, 2025, compared to the same period in 2024, reflecting colder winter weather for heating purposes in 2025, and customer growth. As of June 30, 2025, the number of electric customers increased by approximately 730 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales. Substantially all of the Company’s electric kWh sales volumes are decoupled.

The following table details total kWh sales for the three and six months ended June 30, 2025 and 2024 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Residential	138.9	140.8	(1.9)	(1.3)%	338.7	320.7	18.0	5.6%
Commercial / Industrial	207.7	221.8	(14.1)	(6.4)%	446.1	451.8	(5.7)	(1.3)%
Total	346.6	362.6	(16.0)	(4.4)%	784.8	772.5	12.3	1.6%

Gas Revenues, Adjusted Gross Margin and Sales

Gas Operating Revenues and Adjusted Gross Margin (a non-GAAP financial measure) - The following table details Total Gas Operating Revenues and Gas Adjusted Gross Margin for the three and six months ended June 30, 2025 and 2024:

Gas Operating Revenues and Gas Adjusted Gross Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Gas Operating Revenue:
Residential	$21.3	$15.8	$5.5	34.8%	$70.2	$60.6	$9.6	15.8%
Commercial / Industrial	30.3	23.5	6.8	28.9%	92.0	83.8	8.2	9.8%
Total Gas Operating Revenue	51.6	39.3	12.3	31.3%	162.2	144.4	17.8	12.3%
Cost of Gas Sales	14.4	8.0	6.4	80.0%	54.1	52.1	2.0	3.8%
Gas Adjusted Gross Margin	$37.2	$31.3	$5.9	18.8%	$108.1	$92.3	$15.8	17.1%

Total Gas Operating Revenue increased $12.3 million, or 31.3%, and increased $17.8 million, or 12.3%, in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase in the three month period includes $4.7 million of gas operating revenue for Bangor, higher rates and customer growth, and higher costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers. The increase in the six month period includes $13.3 million of gas operating revenue for Bangor, higher rates and customer growth, the favorable impact of colder winter weather in 2025 and higher costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers.

Gas GAAP Gross Margin is discussed above in the section entitled “Use of GAAP and Non-GAAP Financial Measures”.

Therm Sales - Unitil’s total gas therm sales increased 19.1% and 23.7% in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. In the second quarter of 2025, sales to Residential and C&I customers increased 20.9% and 18.7%, respectively, compared to the same period in 2024, reflecting customer growth and colder spring weather in 2025. In the first six months of 2025, sales to Residential and C&I customers increased 29.9% and 22.0%, respectively, compared to the same period in 2025, reflecting colder winter weather in 2025 and customer growth. Included in the total gas therm sales increases is 8.6 million therms and 19.0 million therms, respectively, for three and six months ended June 30, 2025, related to Bangor. Based on weather data collected in the Company’s gas service areas, on average there were 10.7% higher effective degree days in the first six months of 2025 compared to the same period in 2024. The Company estimates weather-normalized gas therm sales for Northern Utilities' Maine division, the Company's largest non-decoupled gas service area, increased 3.0% in the first six months of 2025 compared to the same period in 2024. As of June 30, 2025, the number of gas customers increased by approximately 9,360 over the previous year. Included in this increase is 8,800 customers related to Bangor. Sales margins derived from decoupled unit sales (currently representing approximately 43% of total annual therm sales volume) are not sensitive to changes in gas therm sales, although those sales margins are sensitive to changes in the number of customers served.

The following table details total therm sales for the three and six months ended June 30, 2025 and 2024 by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Residential	10.4	8.6	1.8	20.9%	38.7	29.8	8.9	29.9%
Commercial / Industrial	45.0	37.9	7.1	18.7%	129.8	106.4	23.4	22.0%
Total	55.4	46.5	8.9	19.1%	168.5	136.2	32.3	23.7%

Operating Expenses

Cost of Electric Sales - Cost of Electric Sales includes the cost of electric supply and spending on energy efficiency programs. Cost of Electric Sales decreased $6.3 million, or 20.0%, and $20.1 million, or 25.8%, respectively, in the three and six months ended June 30, 2025, compared to the same periods in 2024. This decrease reflects an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by higher wholesale electricity prices. Because the Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Cost of Gas Sales - Cost of Gas Sales includes the cost to supply the Company’s total gas requirements and spending on energy efficiency programs. Cost of Gas Sales increased $6.4 million, or 80.0%, and $2.0 million, or 3.8%, in the three and six months ended June 30, 2025, compared to the same periods in 2024. This increase reflects higher wholesale gas commodity prices and higher gas therm sales. Because the Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expense increased $2.7 million, or 14.5%, and $7.1 million, or 19.3%, respectively, in the three and six months ended June 30, 2025, compared to the same periods in 2024. The increase in the three month period reflects higher utility operating costs of $1.5 million, higher labor costs of $0.6 million and higher professional fees of $0.6 million. The increase in the six month period reflects higher utility operating costs of $3.1 million, higher labor costs of $2.1 million and higher professional fees of $1.9 million. Included in O&M expense for the three months and six months ended June 30, 2025 is $0.8 million and $1.7 million, respectively, related to Bangor O&M expenses and $1.0 million and $2.2 million, respectively, in acquisition transaction costs.

Depreciation and Amortization - Depreciation and Amortization expense increased $3.7 million, or 20.4%, and $7.4 million, or 20.5%, in the three and six months ended June 30, 2025, compared to the same periods in 2024, reflecting higher depreciation rates from recent base rate cases, additional depreciation associated with higher levels of utility plant in service and higher amortization of recoverable storm costs and other deferred costs. Included in Depreciation and Amortization expense for the three and six months ended June 30, 2025 is $0.7 million and $1.3 million, respectively, related to Bangor.

Taxes Other Than Income Taxes - Taxes Other Than Income Taxes decreased $0.5 million, or 7.0% and $0.3 million, or 2.0%, respectively, in the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to lower excise taxes.

Other Expense (Income), Net - Other Expense (Income), Net decreased $0.8 million and $1.0 million, respectively, in the three and six months ended June 30, 2025, compared to the same periods in 2024, reflecting lower retirement benefit costs.

Provision for Income Taxes - Federal and State Income Taxes for the three and six months ended June 30, 2025 increased $0.1 million and $0.2 million, respectively, compared with the same periods in 2024. The increase in the six month period reflects higher pre-tax earnings in 2025.

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

Interest Expense, Net (millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Interest Expense
Long-term Debt	$8.1	$6.3	$1.8	$16.2	$12.5	$3.7
Short-term Debt	2.0	3.1	(1.1)	4.1	6.0	(1.9)
Regulatory Liabilities	0.6	0.4	0.2	1.1	0.6	0.5
Subtotal Interest Expense	10.7	9.8	0.9	21.4	19.1	2.3
Interest (Income)
Regulatory Assets	(0.7)	(1.0)	0.3	(1.6)	(2.0)	0.4
AFUDC(1) and Other	(0.7)	(1.4)	0.7	(1.4)	(2.4)	1.0
Subtotal Interest (Income)	(1.4)	(2.4)	1.0	(3.0)	(4.4)	1.4
Total Interest Expense, Net	$9.3	$7.4	$1.9	$18.4	$14.7	$3.7

(1)
AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net increased $1.9 million, or 25.7%, and $3.7 million, or 25.2%, in the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily reflecting higher levels of long-term debt, higher interest expense on regulatory liabilities and lower interest income on AFUDC and other, partially offset by lower interest expense on short-term borrowings.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). At June 30, 2025, June 30, 2024 and December 31, 2024, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $215.5 million for the six months ended June 30, 2025. Total gross repayments were $149.9 million for the six months ended June 30, 2025. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30, 2025, June 30, 2024 and December 31, 2024:

	Revolving Credit Facility (millions)
	June 30,		December 31,
	2025	2024	2024
Limit	$275.0	$200.0	$200.0
Short-Term Borrowings Outstanding	171.4	157.8	105.8
Available	$103.6	$42.2	$94.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2025, June 30, 2024 and December 31, 2024, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

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

On July 8, 2025, Bangor Natural Gas Company issued $14.0 million of Notes due 2030 at 5.70% and $18.0 million of notes due 2035 at 6.31%. Bangor used the net proceeds to refinance existing debt and for general corporate purposes.

Unitil and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State currently are rated “BBB+”, and Bangor Natural Gas is rated “BBB” by Standard & Poor’s Ratings Services. Unitil and Granite State currently are rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody's Investors Services.

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

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2025, there were no guarantees outstanding.

Northern Utilities and Bangor enter into asset management agreements under which Northern Utilities and Bangor release certain gas pipeline and storage assets, sell to an asset manager and subsequently repurchase the gas over the course of the gas heating season at the same price at which they sold the gas to the asset manager. There was $8.7 million of natural gas storage inventory and corresponding obligations at June 30, 2025 related to these asset management agreements.

On June 3, 2025, the Company entered into an at-the-market (ATM) equity offering program with Janney Montgomery Scott LLC and Scotia Capital (USA) Inc., under which the Company may, from time to time, offer and sell shares of Unitil's common stock having an aggregate offering price of up to $50 million. Sales of common stock under the ATM program, if any, are made pursuant to a shelf registration statement on Form S-3 (File No. 333-287753) and a related prospectus supplement filed with the Securities and Exchange Commission. As of June 30, 2025, the Company has sold an aggregate of 27,620 shares under the ATM program for net proceeds of $1.4 million. As of June 30, 2025, $48.5 million remains available for future sales under the program.

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

Critical Accounting Policies AND ESTIMATES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company sometimes is required to make difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of June 30, 2025, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2024. See Part II, Item 7. “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2024 Annual Report on Form 10-K for additional information.

EMPLOYEES

As of June 30, 2025, the Company and its subsidiaries had 575 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

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

As of June 30, 2025, a total of 187 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of June 30, 2025:

	Employees Covered	CBA Expiration
Bangor	14	5/31/2026
Fitchburg	44	5/31/2027
Granite State	5	3/31/2026
Northern Utilities ME Division	40	3/31/2026
Northern Utilities NH Division	37	6/7/2030
Unitil Energy	42	5/31/2028
Unitil Service	5	5/31/2028

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes or bonds bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended June 30, 2025 and June 30, 2024 were 5.6% and 6.7%, respectively. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the six months ended June 30, 2025 and June 30, 2024 were 5.6% and 6.7%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2024 was 6.5%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues
Electric	$51.0	$56.4	$111.2	$130.0
Gas	51.6	39.3	162.2	144.4
Total Operating Revenues	102.6	95.7	273.4	274.4
Operating Expenses
Cost of Electric Sales	25.2	31.5	57.9	78.0
Cost of Gas Sales	14.4	8.0	54.1	52.1
Operation and Maintenance	21.3	18.6	43.9	36.8
Depreciation and Amortization	21.8	18.1	43.5	36.1
Taxes Other Than Income Taxes	6.6	7.1	14.5	14.8
Total Operating Expenses	89.3	83.3	213.9	217.8
Operating Income	13.3	12.4	59.5	56.6
Interest Expense, Net	9.3	7.4	18.4	14.7
Other Expense (Income), Net	(0.7)	0.1	(0.6)	0.4
Income Before Income Taxes	4.7	4.9	41.7	41.5
Provision for Income Taxes	0.7	0.6	10.2	10.0
Net Income Applicable to Common Shares	$4.0	$4.3	$31.5	$31.5
Earnings Per Common Share – Basic and Diluted	$0.25	$0.27	$1.94	$1.96
Weighted Average Common Shares Outstanding – Basic and Diluted	16.2	16.1	16.2	16.1

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	June 30,		December 31,
	2025	2024	2024
ASSETS:
Current Assets:
Cash and Cash Equivalents	$8.5	$2.8	$6.3
Accounts Receivable, Net	66.0	60.0	75.0
Accrued Revenue	56.8	65.9	77.4
Exchange Gas Receivable	9.1	5.8	6.4
Gas Inventory	0.7	0.4	1.1
Materials and Supplies	15.9	14.2	14.2
Prepayments and Other	13.1	10.9	8.4
Total Current Assets	170.1	160.0	188.8
Utility Plant:
Electric	728.2	663.2	699.4
Gas	1,285.3	1,131.6	1,189.9
Common	72.3	67.8	69.0
Construction Work in Progress	89.5	92.2	92.9
Utility Plant	2,175.3	1,954.8	2,051.2
Less: Accumulated Depreciation	530.9	500.0	511.6
Net Utility Plant	1,644.4	1,454.8	1,539.6
Other Noncurrent Assets:
Regulatory Assets	46.6	53.0	41.9
Operating Lease Right of Use Assets	5.7	5.1	6.7
Goodwill	1.6	—	—
Other Assets	24.3	22.1	17.5
Total Other Noncurrent Assets	78.2	80.2	66.1
TOTAL ASSETS	$1,892.7	$1,695.0	$1,794.5

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	June 30,		December 31,
	2025	2024	2024
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$41.1	$37.2	$49.7
Short-Term Debt	171.4	157.8	105.8
Long-Term Debt, Current Portion	4.9	4.9	4.9
Regulatory Liabilities	21.0	24.5	17.2
Energy Supply Obligations	11.1	8.6	10.0
Interest Payable	8.6	6.0	8.4
Environmental Obligations	0.7	0.7	0.7
Operating Lease Obligations	1.7	1.7	1.8
Taxes Payable	6.0	8.0	—
Other Current Liabilities	27.0	24.9	30.2
Total Current Liabilities	293.5	274.3	228.7
Noncurrent Liabilities:
Retirement Benefit Obligations	26.3	46.4	25.5
Deferred Income Taxes, net	187.2	178.6	186.1
Cost of Removal Obligations	147.4	134.9	139.2
Regulatory Liabilities	52.5	33.3	46.8
Environmental Obligations	7.1	4.0	7.1
Operating Lease Obligations	4.0	3.4	4.9
Other Noncurrent Liabilities	6.1	4.9	5.3
Total Noncurrent Liabilities	430.6	405.5	414.9
Capitalization:
Long-Term Debt, Less Current Portion	635.8	506.4	638.4
Stockholders’ Equity:
Common Equity (No par value, Authorized: 25,000,000 and Outstanding: 16,291,395, 16,173,132 and 16,192,345 Shares)	344.6	339.3	341.2
Retained Earnings	188.0	169.3	171.1
Total Common Stock Equity	532.6	508.6	512.3
Preferred Stock	0.2	0.2	0.2
Total Stockholders’ Equity	532.8	508.8	512.5
Total Capitalization	1,168.6	1,015.2	1,150.9
Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,892.7	$1,695.0	$1,794.5

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions) (UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Operating Activities:
Net Income	$31.5	$31.5
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	43.5	36.1
Deferred Tax Provision	(0.5)	1.1
Changes in Working Capital Items:
Accounts Receivable	12.8	15.0
Accrued Revenue	25.3	(2.5)
Regulatory Liabilities	3.8	11.0
Exchange Gas Receivable	(2.7)	3.6
Accounts Payable	(13.7)	(10.5)
Other Changes in Working Capital Items	(3.5)	1.4
Deferred Regulatory and Other Charges	(8.6)	(11.3)
Other, net	6.4	1.1
Cash Provided by Operating Activities	94.3	76.5
Investing Activities:
Property, Plant and Equipment Additions	(72.8)	(56.9)
Acquisition, Net of Cash Acquired	(71.4)	—
Cash Used in Investing Activities	(144.2)	(56.9)
Financing Activities:
Proceeds from (Repayment of) Short-Term Debt, net	65.6	(4.2)
Repayment of Long-Term Debt	(2.8)	(2.8)
Net Increase (Decrease) in Exchange Gas Financing	2.0	(3.2)
Decrease in Capital Lease Obligations	(0.1)	—
Dividends Paid	(14.6)	(13.7)
Proceeds from Issuance of Common Stock	2.0	0.6
Cash Provided by (Used In) Financing Activities	52.1	(23.3)
Net Increase (Decrease) in Cash and Cash Equivalents	2.2	(3.7)
Cash and Cash Equivalents at Beginning of Period	6.3	6.5
Cash and Cash Equivalents at End of Period	$8.5	$2.8
Supplemental Cash Flow Information:
Interest Paid	$19.8	$16.7
Income Taxes Paid	$3.0	$2.5
Payments on Capital Leases	$0.1	$0.1
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$10.5	$5.8
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$—	$0.5

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended June 30, 2025
Balance at April 1, 2025	$342.6	$191.3	$533.9
Net Income		4.0	4.0
Dividends ($0.45 per Common Share)		(7.3)	(7.3)
Stock Compensation Plans	0.3		0.3
Issuance of 32,838 Common Shares	1.7		1.7
Balance at June 30, 2025	$344.6	$188.0	$532.6
Three Months Ended June 30, 2024
Balance at April 1, 2024	$338.7	$171.9	$510.6
Net Income		4.3	4.3
Dividends ($0.425 per Common Share)		(6.9)	(6.9)
Stock Compensation Plans	0.3		0.3
Issuance of 5,245 Common Shares	0.3		0.3
Balance at June 30, 2024	$339.3	$169.3	$508.6

	Common Equity	Retained Earnings	Total
Six Months Ended June 30, 2025
Balance at January 1, 2025	$341.2	$171.1	$512.3
Net Income		31.5	31.5
Dividends ($0.90 per Common Share)		(14.6)	(14.6)
Stock Compensation Plans	1.4		1.4
Issuance of 38,311 Common Shares	2.0		2.0
Balance at June 30, 2025	$344.6	$188.0	$532.6
Six Months Ended June 30, 2024
Balance at January 1, 2024	$337.6	$151.5	$489.1
Net Income		31.5	31.5
Dividends ($0.85 per Common Share)		(13.7)	(13.7)
Stock Compensation Plans	1.1		1.1
Issuance of 11,048 Common Shares	0.6		0.6
Balance at June 30, 2024	$339.3	$169.3	$508.6

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

Unitil also has three other wholly-owned subsidiaries: Unitil Service, Unitil Resources and Unitil Realty. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology, energy management and management services on a centralized basis to its affiliated Unitil companies. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary, which currently does not have any activity. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire and leases this facility to Unitil Service under a long-term lease arrangement. Unitil Realty also owns land in Kingston, New Hampshire, on which Unitil Energy’s solar facility is located, which became operational in May 2025.

Basis of Presentation - The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025. For additional information, refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (SEC) on February 10, 2025, for a description of the Company’s Basis of Presentation.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended June 30, 2025
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$23.4	$21.1	$44.5
Commercial and Industrial	21.0	30.0	51.0
Other	2.6	1.7	4.3
Total Billed and Unbilled Revenue	47.0	52.8	99.8
Rate Adjustment Mechanism Revenue	4.0	(1.2)	2.8
Total Electric and Gas Operating Revenues	$51.0	$51.6	$102.6

	Three Months Ended June 30, 2024
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$30.4	$18.4	$48.8
Commercial and Industrial	26.3	27.0	53.3
Other	2.1	1.6	3.7
Total Billed and Unbilled Revenue	58.8	47.0	105.8
Rate Adjustment Mechanism Revenue	(2.4)	(7.7)	(10.1)
Total Electric and Gas Operating Revenues	$56.4	$39.3	$95.7

	Six Months Ended June 30, 2025
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$56.6	$76.8	$133.4
Commercial and Industrial	44.5	100.4	144.9
Other	6.7	9.9	16.6
Total Billed and Unbilled Revenue	107.8	187.1	294.9
Rate Adjustment Mechanism Revenue	3.4	(24.9)	(21.5)
Total Electric and Gas Operating Revenues	$111.2	$162.2	$273.4

	Six Months Ended June 30, 2024
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$71.0	$59.4	$130.4
Commercial and Industrial	54.3	82.2	136.5
Other	4.5	5.7	10.2
Total Billed and Unbilled Revenue	129.8	147.3	277.1
Rate Adjustment Mechanism Revenue	0.2	(2.9)	(2.7)
Total Electric and Gas Operating Revenues	$130.0	$144.4	$274.4

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

Cash and Cash Equivalents - Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of June 30, 2025, June 30, 2024 and December 31, 2024, the Unitil subsidiaries had deposited $6.0 million, $2.3 million and $5.0 million, respectively to satisfy their ISO-NE obligations.

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

The Allowance for Doubtful Accounts as of June 30, 2025, June 30, 2024 and December 31, 2024, was as follows:

	June 30,		December 31,
(millions)	2025	2024	2024
Allowance for Doubtful Accounts	$1.9	$2.2	$2.4

Accounts Receivable, Net includes $1.9 million, $2.2 million, and $2.3 million of the Allowance for Doubtful Accounts at June 30, 2025, June 30, 2024 and December 31, 2024, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes less than $0.1 million, less than $0.1 million and $0.1 million of the Allowance for Doubtful Accounts at June 30, 2025, June 30, 2024 and December 31, 2024, respectively.

Accrued Revenue - Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of June 30, 2025, June 30, 2024 and December 31, 2024.

	June 30,		December 31,
Accrued Revenue (millions)	2025	2024	2024
Regulatory Assets – Current	$52.6	$61.1	$70.1
Unbilled Revenues, net	4.2	4.8	7.3
Total Accrued Revenue	$56.8	$65.9	$77.4

Exchange Gas Receivable - Northern Utilities and Fitchburg have gas exchange and storage agreements whereby gas purchases during the months of April through October are delivered to a third party. The third party delivers gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of June 30, 2025, June 30, 2024 and December 31, 2024.

	June 30,		December 31,
Exchange Gas Receivable (millions)	2025	2024	2024
Northern Utilities	$7.8	$5.4	$6.0
Fitchburg	0.4	0.4	0.4
Bangor	0.9	—	—
Total Exchange Gas Receivable	$9.1	$5.8	$6.4

Gas Inventory - The Company uses the weighted average cost methodology to value gas inventory. The following table shows the components of Gas Inventory as of June 30, 2025, June 30, 2024 and December 31, 2024.

	June 30,		December 31,
Gas Inventory (millions)	2025	2024	2024
Natural Gas	$0.2	$0.1	$0.2
Propane	0.3	0.2	0.4
Liquefied Natural Gas & Other	0.2	0.1	0.5
Total Gas Inventory	$0.7	$0.4	$1.1

Utility Plant - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At June 30, 2025, June 30, 2024 and December 31, 2024, the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations, were estimated to be $147.4 million, $134.9 million, and $139.2 million, respectively.

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

Regulatory Accounting - The Company’s principal business is the distribution of electricity and natural gas. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC, Northern Utilities is regulated by the Maine Public Utility Commission (MPUC) and NHPUC, and Bangor is regulated by the MPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of June 30, 2025, June 30, 2024 and December 31, 2024, the Company has recorded $8.3 million, $7.2 million and $7.9 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	June 30,		December 31,
Regulatory Assets consist of the following (millions)	2025	2024	2024
Retirement Benefits	$19.3	$26.8	$14.4
Energy Supply and Other Rate Adjustment Mechanisms	48.1	57.3	65.4
Deferred Storm Charges	7.0	10.1	8.3
Environmental	9.4	6.1	9.4
Income Taxes	0.7	0.7	0.4
Other Deferred Charges	14.7	13.1	14.1
Total Regulatory Assets	99.2	114.1	112.0
Less: Current Portion of Regulatory Assets(1)	52.6	61.1	70.1
Regulatory Assets – noncurrent	$46.6	$53.0	$41.9

(1)
Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Regulatory Liabilities consist of the following (millions)	2025	2024	2024
Income Taxes (Note 8)	$49.7	$37.2	$50.4
Rate Adjustment Mechanisms & Other	17.8	20.6	13.6
Retirement Benefits	6.0	—	—
Total Regulatory Liabilities	73.5	57.8	64.0
Less: Current Portion of Regulatory Liabilities	21.0	24.5	17.2
Regulatory Liabilities – noncurrent	$52.5	$33.3	$46.8

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Included in Regulatory Assets as of June 30, 2025 are $7.8 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

Investments in Marketable Securities - The Company maintains a trust through which it invests in a money market fund and fixed income fund. This fund is intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (SERP) (See additional discussion of the SERP in Note 9).

At June 30, 2025, June 30, 2024 and December 31, 2024, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, was $6.1 million, $5.8 million and $6.3 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	June 30,		December 31,
Fair Value of Marketable Securities (millions)	2025	2024	2024
Money Market Funds	$1.9	$1.8	$2.5
Fixed Income Funds	4.2	4.0	3.8
Total Marketable Securities	$6.1	$5.8	$6.3

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

At June 30, 2025, June 30, 2024 and December 31, 2024, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $2.9 million, $1.9 million and $2.2 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	June 30,		December 31,
Fair Value of Marketable Securities (millions)	2025	2024	2024
Equity Funds	$2.7	$1.7	$2.0
Fixed Income Funds	0.1	0.1	0.1
Money Market Funds	0.1	0.1	0.1
Total Marketable Securities	$2.9	$1.9	$2.2

Goodwill - In January, the Company completed the acquisition of Bangor Natural Gas Company resulting in the recognition of $1.6 million of goodwill. Goodwill is not amortized but is subject to an assessment for impairment at least annually and more frequently if indicators of impairment arise that would more likely than not reduce the fair value of the Company's reporting units below their carrying amounts (see Acquisition of Bangor Natural Gas).

Energy Supply Obligations - The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Energy Supply Obligations (millions)	2025	2024	2024
Current:
Exchange Gas Obligation	$8.7	$5.5	$6.0
Renewable Energy Portfolio Standards	2.4	3.1	4.0
Total Energy Supply Obligations	$11.1	$8.6	$10.0

Exchange Gas Obligation - Northern Utilities and Bangor enter into gas exchange agreements under which Northern Utilities and Bangor release certain gas pipeline and storage assets, sell the gas storage inventory to an asset manager and subsequently repurchase the inventory over the course of the gas heating season at the same price at which they sold the gas inventory to the asset manager. The gas inventory related to these agreements is recorded in Exchange Gas Receivable on the Company’s Consolidated Balance Sheets while the corresponding obligations are recorded in Energy Supply Obligations.

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

Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation. The generating facilities associated with ten of these contracts have been constructed and are now operating. Three approved contracts are currently under development. These include long-term contracts filed with the MDPU in 2018, two for offshore wind generation (totaling 1,200 MW) and one for imported hydroelectric power and associated transmission, all three of which were approved in 2019. Four offshore wind contracts, totaling 2,400 MW, previously solicited for pursuant to the Green Communities Act and approved by the MDPU in 2021 and 2022, were subsequently terminated in 2023. In compliance with the Green Communities Act as amended by the Energy Diversity Act and the Act Driving Clean Energy and Offshore Wind in coordination with the other electric distribution companies (EDCs) in Massachusetts, on August 30, 2023, the Company issued a fourth offshore wind Request for Proposal seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement. The EDCs received bids for Offshore Wind Generation from three developers as part of a multi-state solicitation with Rhode Island and Connecticut and on September 6, 2024, the Department of Energy Resources selected a portfolio of projects totaling 2,678 MW from three projects. On December 20, 2024, Connecticut announced it was withdrawing from contract negotiations for its 400 MW portion of a 1,200 MW project jointly selected with Massachusetts. As the 800 MW selected by Massachusetts was conditioned upon Connecticut selecting the remaining 400 MW, Massachusetts also ceased negotiations with that developer. Contract negotiations with the remaining two developers are scheduled to be completed by December 31, 2025.

In December 2024, the Massachusetts Legislature approved “An Act promoting a clean energy grid, advancing equity, and protecting ratepayers” which, among other provisions, extends the period for long-term renewable contracts up to 30 years and directs the EDCs to “jointly and competitively solicit proposals for energy storage systems and enter into cost-effective long-term contracts equal to, in the aggregate, approximately 5,000 megawatts of energy storage systems not later than July 31, 2030.” The first solicitation will be for the environmental attributes associated with approximately 1,500 megawatts of mid-duration storage. The RFP for the first round of procuring energy storage was released on July 31, 2025.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (ASU 2023-07). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this new guidance for the year-ended December 31, 2024 and it did not have a material effect on the Company’s Consolidated Financial Statements (see Note 3, Segment Information).

Acquisition of Bangor Natural Gas Company - On January 31, 2025, the Company acquired all issued and outstanding shares of Bangor Natural Gas Company for $71.4 million, which includes an estimated working capital adjustment. Through this acquisition, the company expanded its service territory to include approximately 8,500 customers in the greater Bangor area of central Maine.

In connection with this acquisition, the Company recorded $66.7 million of net utility plant, $3.8 million working capital, $1.6 million goodwill, $0.2 million noncurrent assets and $0.9 million noncurrent regulatory liabilities. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and purchase accounting adjustments. The financial results associated with this acquisition are included within the gas segment. The operating revenues and net income of this acquisition were not material to the consolidated results for the six months ended June 30, 2025.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The goodwill related to Bangor is partially tax deductible. The tax deductible portion of goodwill is $0.4 million and will be amortized over 15 years.

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

Acquisition of Aquarion Water Companies - On May 6, 2025, Unitil entered into a definitive agreement to acquire Aquarion Water Company of Massachusetts, Inc., Aquarion Water Company of New Hampshire, Inc., and Abenaki Water Co., Inc. (the Aquarion Companies) from the Aquarion Water Authority, a quasi-public corporation and political subdivision of the State of Connecticut and a standalone, newly created water authority alongside the South Central Connecticut Regional Water Authority subject to certain closing adjustments. The aggregate enterprise value of the sale is approximately $100.0 million, which includes approximately $70.0 million in cash and the assumption of approximately $30.0 million of debt. The transaction is subject to approval by the MDPU, the NHPUC and the MPUC.

Subsequent Events - The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events, except for the Bangor issuance of $32 million of Notes on July 8, 2025, as disclosed in Note 4, that would result in adjustment to or disclosure in its Consolidated Financial Statements.

Note 2 - Dividends Declared Per Share

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
07/29/25	08/28/25	08/14/25	$0.450
04/30/25	05/30/25	05/15/25	$0.450
01/29/25	02/28/25	02/13/25	$0.450
10/30/24	11/29/24	11/14/24	$0.425
07/31/24	08/29/24	08/15/24	$0.425
05/1/24	05/31/24	05/16/24	$0.425
01/31/24	02/29/24	02/14/24	$0.425

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

Unitil (the holding company), and Unitil Resources are included in the “Other” category (ASC 280-10-50-15). The holding company has no operating income of its own. The earnings of the holding company are principally derived from income earned on short-term investments. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary and currently does not have any activity. Unitil Service provides centralized management and administrative services, including information systems management and financial record keeping, to support the affiliated Unitil companies. Unitil Realty owns certain real estate, principally the Company’s corporate headquarters in Hampton, New Hampshire and land in Kingston, New Hampshire, which holds Unitil Energy's solar facility which became operational in May 2025. Unitil Service’s and Unitil Realty’s costs are allocated to the Electric and Gas segments based on cost allocation factors.

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

The following table provides significant segment financial data for the three and six months ended June 30, 2025 and June 30, 2024.

Three Months Ended June 30, 2025 (millions)	Electric	Gas	Total Reportable Segments	Other	Total
Total Operating Revenues	$51.0	$51.6	$102.6	$—	$102.6
Energy Supply Costs	25.2	14.4	39.6	—	39.6
Operation and Maintenance	9.6	10.9	20.5	0.8	21.3
Depreciation and Amortization	7.8	14.0	21.8	—	21.8
Other Segment Expenses (Income)	2.2	3.9	6.1	(0.2)	5.9
Interest Income	(0.8)	(0.6)	(1.4)	—	(1.4)
Interest Expense	3.8	5.9	9.7	1.0	10.7
Provision for Income Taxes	0.4	0.6	1.0	(0.3)	0.7
Net Income Attributable to Common Shares	2.8	2.5	5.3	(1.3)	4.0

Capital Expenditures	16.0	24.2	40.2	—	40.2

Three Months Ended June 30, 2024 (millions)
Total Operating Revenues	$56.4	$39.3	$95.7	$—	$95.7
Energy Supply Costs	31.5	8.0	39.5	—	39.5
Operation and Maintenance	8.4	10.0	18.4	0.2	18.6
Depreciation and Amortization	7.1	10.8	17.9	0.2	18.1
Other Segment Expenses (Income)	3.0	4.7	7.7	(0.5)	7.2
Interest Income	(0.9)	(0.9)	(1.8)	(0.6)	(2.4)
Interest Expense	3.3	5.6	8.9	0.9	9.8
Provision for Income Taxes	0.6	0.1	0.7	(0.1)	0.6
Net Income Attributable to Common Shares	3.4	1.0	4.4	(0.1)	4.3

Capital Expenditures	11.7	24.0	35.7	1.0	36.7

Six Months Ended June 30, 2025 (millions)
Total Operating Revenues	$111.2	$162.2	$273.4	$—	$273.4
Energy Supply Costs	57.9	54.1	112.0	—	112.0
Operation and Maintenance	19.1	23.0	42.1	1.8	43.9
Depreciation and Amortization	15.7	27.8	43.5	—	43.5
Other Segment Expenses (Income)	5.4	8.7	14.1	(0.2)	13.9
Interest Income	(1.6)	(1.4)	(3.0)	—	(3.0)
Interest Expense	7.2	12.0	19.2	2.2	21.4
Provision for Income Taxes	1.1	10.0	11.1	(0.9)	10.2
Net Income Attributable to Common Shares	6.4	28.0	34.4	(2.9)	31.5

Segment Assets	677.3	1,185.5	1,862.8	29.9	1,892.7
Capital Expenditures	37.2	35.6	72.8	—	72.8

Six Months Ended June 30, 2024 (millions)
Total Operating Revenues	$130.0	$144.4	$274.4	$—	$274.4
Energy Supply Costs	78.0	52.1	130.1	—	130.1
Operation and Maintenance	16.8	19.8	36.6	0.2	36.8
Depreciation and Amortization	14.1	21.7	35.8	0.3	36.1
Other Segment Expenses (Income)	6.3	9.3	15.6	(0.4)	15.2
Interest Income	(1.7)	(1.8)	(3.5)	(0.9)	(4.4)
Interest Expense	6.4	11.6	18.0	1.1	19.1
Provision for Income Taxes	1.8	8.3	10.1	(0.1)	10.0
Net Income Attributable to Common Shares	8.3	23.4	31.7	(0.2)	31.5

Segment Assets	632.9	1,035.3	1,668.2	26.8	1,695.0
Capital Expenditures	20.4	34.7	55.1	1.8	56.9

Note 4 - Debt AND FINANCING ARRANGEMENTS

Details on long-term debt at June 30, 2025, June 30, 2024 and December 31, 2024 are shown below.

(millions)	June 30,		December 31,
	2025	2024	2024
Unitil Corporation:
3.70% Senior Notes, Due August 1, 2026	$30.0	$30.0	$30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0	30.0
5.99% Senior Notes, Due August 21, 2034	20.0	—	20.0
Unitil Energy First Mortgage Bonds:
6.96% Senior Secured Notes, Due September 1, 2028	8.0	10.0	8.0
8.00% Senior Secured Notes, Due May 1, 2031	9.0	10.5	10.5
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
5.69% Senior Secured Notes, Due August 21, 2054	40.0	—	40.0
Fitchburg:
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	4.8	6.0	6.0
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
5.70% Senior Notes, Due July 2, 2033	12.0	12.0	12.0
5.54% Senior Notes, Due August 21, 2034	12.5	—	12.5
3.78% Senior Notes, Due September 15, 2040	27.5	27.5	27.5
5.99% Senior Notes, Due August 21, 2044	12.5	—	12.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
5.96% Senior Notes, Due July 2, 2053	13.0	13.0	13.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
5.54% Senior Notes, Due August 21, 2034	25.0	—	25.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
5.74% Senior Notes, Due August 21, 2039	15.0	—	15.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0
5.74% Senior Notes, Due August 21, 2034	10.0	—	10.0
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	3.7	3.9	3.8
Total Long-Term Debt	644.5	514.4	647.3
Less: Unamortized Debt Issuance Costs	3.8	3.1	4.0
Total Long-Term Debt, net of Unamortized Debt Issuance Costs	640.7	511.3	643.3
Less: Current Portion	4.9	4.9	4.9
Total Long-term Debt, Less Current Portion	$635.8	$506.4	$638.4

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

(millions)	June 30,		December 31,
	2025	2024	2024
Estimated Fair Value of Long-Term Debt	$579.7	$462.7	$598.9

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $215.5 million for the six months ended June 30, 2025. Total gross repayments were $149.9 million for the six months ended June 30, 2025. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30, 2025, June 30, 2024 and December 31, 2024:

	Revolving Credit Facility (millions)
	June 30,		December 31,
	2025	2024	2024
Limit	$275.0	$200.0	$200.0
Short-Term Borrowings Outstanding	171.4	157.8	105.8
Available	$103.6	$42.2	$94.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2025, June 30, 2024 and December 31, 2024, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

The average interest rates on all short-term borrowings and intercompany money pool transactions were 5.6% and 6.7% for the three months ended June 30, 2025 and June 30, 2024, respectively. The average interest rates on all short-term borrowings and intercompany money pool transactions were 5.6% and 6.7% for the six months ended June 30, 2025 and June 30, 2024, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2024 was 6.5%.

On July 8, 2025, Bangor Natural Gas Company issued $14.0 million of Notes due 2030 at 5.70% and $18.0 million of notes due 2035 at 6.31%. Bangor used the net proceeds to refinance existing debt and for general corporate purposes.

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

Northern Utilities and Bangor enter into asset management agreements under which Northern Utilities and Bangor release certain gas pipeline and storage assets, sell to an asset manager and subsequently repurchase the gas over the course of the gas heating season at the same price at which they sold the gas to the asset manager. There was $8.7 million of natural gas storage inventory and corresponding obligations at June 30, 2025 related to these asset management agreements.

Guarantees

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2025, there were no guarantees outstanding.

Leases

Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the three months ended June 30, 2025 and June 30, 2024 amounted to $0.6 million and $0.5 million, respectively. Total rental expense under operating leases charged to operations for the six months ended June 30, 2025 and June 30, 2024 amounted to $1.1 million and $1.1 million, respectively.

The balance sheet classification of the Company’s lease obligations was as follows:

	June 30,		December 31,
Lease Obligations (millions)	2025	2024	2024
Operating Lease Obligations:
Operating Lease Obligations (current portion)	$1.7	$1.7	$1.8
Operating Lease Obligations (long-term portion)	4.0	3.4	4.9
Total Operating Lease Obligations	5.7	5.1	6.7
Capital Lease Obligations:
Other Current Liabilities (current portion)	0.1	0.1	0.1
Other Noncurrent Liabilities (long-term portion)	0.3	0.3	0.4
Total Capital Lease Obligations	0.4	0.4	0.5
Total Lease Obligations	$6.1	$5.5	$7.2

Cash paid for amounts included in the measurement of operating lease obligations for the six months ended June 30, 2025 and June 30, 2024 was $1.1 million and $1.1 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.

Assets under capital leases amounted to approximately $0.6 million, $0.7 million and $0.6 million as of June 30, 2025, June 30, 2024 and December 31, 2024, respectively, less accumulated amortization of $0.2 million, $0.2 million and $0.1 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of June 30, 2025. The payments for operating leases consist of $1.7 million of current Operating Lease Obligations and $4.0 million of noncurrent Operating Lease Obligations on the Company’s Consolidated Balance Sheets as of June 30, 2025. The payments for capital leases consist of $0.1 million of current capital lease obligations, which are included in Other Current Liabilities and $0.3 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of June 30, 2025.

Lease Payments ($000’s)	Operating	Capital
Year Ending December 31,	Leases	Leases
Rest of 2025	$1,617	$123
2026	1,219	105
2027	1,533	131
2028	971	45
2029	641	22
2030 - 2034	409	—
Total Payments	6,390	426
Less: Interest	663	33
Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$5,727	$393

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of June 30, 2025, the weighted average remaining lease term is 3.8 years and the weighted average operating discount rate used to determine the operating lease obligations was 5.0%. As of June 30, 2024, the weighted average remaining lease term was 3.6 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.6%.

Note 5 – equity

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 16,291,395, 16,173,132 and 16,192,345 shares of common stock outstanding at June 30, 2025, June 30, 2024 and December 31, 2024, respectively.

The following table summarizes the Company's common shares activity for the six months ended June 30, 2025:

Common Stock	Shares
Shares as of December 31, 2024	16,192,345
Shares Issued - DRP	10,691
Shares Issued - ATM	27,620
Shares Issued - RSU Settlement	8,525
Shares Issued - Time Restricted	26,430
Shares Issued - Performance Restricted	26,430
Forfeited Shares - Time Restricted	(396)
Forfeited Shares - Performance Restricted	(250)
Shares as of June 30, 2025	16,291,395

Dividend Reinvestment and Stock Purchase Plan - During the first six months of 2025, the Company sold 10,691 shares of its common stock, at an average price of $55.25 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $590,600. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

The maximum number of shares available for awards to participants under the Stock Plan was 1,027,500 as of June 30, 2025. The maximum number of shares that may be awarded in any one calendar year to any one participant is 20,000. In the event of certain changes in capitalization of the Company, the Compensation Committee is authorized to make an equitable adjustment to the number and kind of shares of common stock that may be delivered under the Stock Plan and, in addition, may authorize and make an equitable adjustment to the Stock Plan’s annual individual award limit.

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

On January 28, 2025, 26,430 Time Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.4 million. There were 25,170 and 59,163 non-vested Time Restricted Shares under the Stock Plan as of June 30, 2025 and 2024, respectively. The weighted average grant date fair value of these shares was $50.85 and $47.72 per share, respectively. The compensation expense associated with the issuance of Time Restricted Shares under the Stock Plan is being recognized over the vesting period and was $1.3 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, there was approximately $1.4 million of total unrecognized compensation cost for Time Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.7 years. During the six months ended June 30, 2025 there were 396 Time Restricted Shares forfeited and zero Time Restricted Shares cancelled under the Stock Plan.

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

Prior to the end of the performance period, the Performance Restricted Shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death, disability or retirement. Initial awards of Performance Restricted Shares were granted January 24, 2023. On January 28, 2025, there were 26,430 Performance Restricted Shares issued under the Stock Plan with an aggregate market value of $1.4 million. There were 67,380 and 43,453 non-vested Performance Restricted Shares under the Stock Plan as of June 30, 2025 and 2024, respectively. The weighted average grant date fair value of these shares was $51.21 and $50.35 per share, respectively. The compensation expense associated with the issuance of Performance Restricted Shares under the Stock Plan is being recognized over the vesting period and was $0.8 million and $0.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively. At June 30, 2025, there was approximately $2.5 million of total unrecognized compensation cost for Performance Restricted Shares under the Stock Plan which is expected to be recognized over approximately 1.9 years. During the six months ended June 30, 2025 there were 250 Performance Restricted Shares forfeited and zero Performance Restricted Shares cancelled under the Stock Plan.

The Time Restricted Shares and Performance Restricted Shares activity during the six months ended June 30, 2025 in conjunction with the Stock Plan is presented in the following table:

	Time Restricted Shares		Performance Restricted Shares
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Restricted Shares as of December 31, 2024	19,933	$48.09	41,200	$50.28
Granted	26,430	$52.65	26,430	$52.65
Shares Issued	(20,797)	$50.57	—	$—
Forfeited	(396)	$47.42	(250)	$50.35
Restricted Shares as of June 30, 2025	25,170	$50.85	67,380	$51.21

Restricted Stock Units

Non-management members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units (RSU). Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity and liability portions of Restricted Stock Units activity during the six months ended June 30, 2025 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units	(Equity Portion)		(Liability Portion)
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2024	36,636	$44.15	15,701	$54.19
Restricted Stock Units Granted	—	$—	—	$—
Dividend Equivalents Earned	527	$55.54	226	$55.54
Restricted Stock Units Settled	(8,525)	$43.32	(3,654)	$58.97
Restricted Stock Units as of June 30, 2025	28,638	$44.61	12,273	$52.15

There were 33,921 Restricted Stock Units outstanding as of June 30, 2024 with a weighted average stock price of $42.89. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2025, June 30, 2024 and December 31, 2024 is $0.6 million, $0.8 million and $0.9 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

At-the-Market Equity Offering Program

On June 3, 2025, the Company entered into an at-the-market (ATM) equity offering program with Janney Montgomery Scott LLC and Scotia Capital (USA) Inc., under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $50 million. Sales of common stock under the ATM program are made pursuant to a shelf registration statement on Form S-3 (File No. File No. 333-287753) and a related prospectus supplement filed with the Securities and Exchange Commission.

During the three and six months ended June 30, 2025, the Company sold 27,620 shares of common stock under the ATM program at an average price of $53.00 per share, resulting in gross proceeds of $1.5 million and net proceeds of $1.4 million after deducting commissions and offering expenses. As of June 30, 2025, $48.5 million remains available for future sales under the program.

The Company intends to use the net proceeds from the ATM program for general corporate purposes, including capital contributions to the Company's utility subsidiaries, repayment of debt, acquisitions, capital expenditures and working capital, as described in the prospectus supplement relating to the ATM program.

Preferred Stock

There were $0.2 million, or 1,727 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of June 30, 2025, June 30, 2024 and December 31, 2024. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and six month periods ended June 30, 2025 and June 30, 2024, respectively.

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

The following table reconciles basic and diluted earnings per share:

	Three Months	Six Months Ended
Earnings Per Share (millions, except shares and per share data)	June 30, 2025	June 30, 2025
Net Income	$4.0	$31.5
Less allocation of earnings and dividends to participating securities	—	0.2
Net income allocated to common shareholders	$4.0	$31.3

Weighted average common shares outstanding, gross	16,278,433	16,262,222
Less average participating securities	106,568	98,821
Weighted average number of shares outstanding used in the calculation of basic earnings per share	16,171,865	16,163,401
Add dilutive effect of:
Restricted stock and restricted stock units	3,246	6,653
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	16,175,111	16,170,054

Earnings per common share:
Basic	$0.25	$1.94
Diluted	$0.25	$1.94

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

Northern Utilities - Targeted Infrastructure Replacement Adjustment (TIRA) - Maine - The settlement in Northern Utilities’ Maine division’s 2013 rate case authorized the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). In its Final Order issued on February 28, 2018 for Northern Utilities’ 2017 base rate case, the MPUC approved an extension of the TIRA mechanism for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. The Company’s most recent request under the TIRA mechanism, to increase annual base rates by $2.1 million for 2024 eligible facilities, was filed with the MPUC on February 28, 2025 for rates effective May 1, 2025. On April 29, 2025, the MPUC issued an order approving the filing, for rates effective May 1, 2025. During 2024, Northern Utilities performed its fourteenth and final year of construction on the 14-year combined CIRP, (Unprotected Steel and Farm Tap project ordered by the MPUC in Docket Nos. 2008-00151 and 2013-00133).

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

Unitil Energy - Base Rates - On May 1, 2025 Unitil Energy filed for an increase in distribution base rates with the NHPUC. The Company is seeking an increase in base rates of approximately $18.5 million or 7.3% above present rates. Unitil Energy also requested implementation of temporary rates for service rendered on and after July 1, 2025, and until a final order on permanent rates is issued. The requested temporary rates were approved at the requested levels, resulting in an increase in annual revenues of $7.8 million, or a 3.7% increase above present rates. As provided by statute, once a final order on permanent rates is issued, the permanent rate level is reconciled back to the effective date of the temporary rates. The filing includes (1) a proposed multi-year rate plan, (2) a continuation of its revenue decoupling mechanism, (3) an update to the previously approved suite of proposed time of use (TOU) rates including rates for electric vehicles (4) resiliency programs to further the Company’s commitment to reliability, (5) an Arrearage Management Program for financial hardship customers; and (6) other rate design and tariff changes.

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

Fitchburg - Performance Base Rate Adjustment - Electric - On February 28, 2025, Fitchburg filed its first Performance Based Revenue Adjustment (PBRA) for rates effective July 1, 2025. The calculated PBRA adjustment resulted in a distribution revenue increase of $1.6 million. On June 20, 2025, the MDPU issued an order approving the proposed increase effective July 1, 2025.

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

Fitchburg - Performance Base Rate Adjustment - Gas - On February 28, 2025, Fitchburg filed its first PBRA for rates effective July 1, 2025. The calculated PBRA adjustment resulted in a distribution revenue increase of $0.7 million. On June 20, 2025, the MDPU issued an order approving the proposed increase effective July 1, 2025.

Fitchburg - Gas System Enhancement Program - Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan (GSEP) tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. The Company’s most recent forward-looking cumulative revenue requirement filing, filed on October 31, 2024, requested recovery of approximately $3.5 million associated with 2023-2025 year investments. On April 30, 2025, the MDPU issued an Order approving Fitchburg’s 2025 GSEP and associated revenue requirement of approximately $3.5 million with an additional $1.6 million in prior deferrals for a total of approximately $5.1 million to be recovered through the Gas System Enhancement Adjustment Factors for effect May 1, 2025. However, the MDPU also took steps to “substantially reform the GSEP process,” including (but not limited to): reducing the currently applicable revenue cap on recovery from 3.0% to 2.5% for the 2025 GSEPs, with “likely” further reductions to 2.0% for the 2026 GSEPs and 1.5% for the 2027 GSEPs; and eliminating carrying charges on GSEP deferrals. On May 20, 2025, Fitchburg filed a motion for reconsideration and / or clarification regarding application of the reduced cap to a Fitchburg specific project, and joined a joint motion for reconsideration and / or clarification with other Massachusetts Electric Distribution Companies (EDCs) regarding aspects of the Order applicable to all Massachusetts companies. These motions remain pending. On May 1, 2025, the Company submitted its final project documentation for projects completed in 2024. That matter remains pending.

Granite State - Base Rates - On October 4, 2024, Granite State filed an uncontested rate settlement with the FERC which provides for an increase in annual revenues of $3.0 million, effective November 1, 2024. The Settlement Agreement permits the filing of limited Section 4 rate adjustments for capital cost projects eligible for cost recovery in 2025, 2026, and 2027, and sets forth an overall cap of $29.9 million on the capital costs recoverable under such filings. Under the Settlement Agreement, Granite State may not file a new general rate case earlier than April 30, 2028 with rates to be effective no earlier than September 1, 2028 based on a test year ending no earlier than December 31, 2027. On November 25, 2024, the FERC approved Granite State’s filing. As authorized by the

Settlement Agreement, on July 29, 2025, Granite State filed a limited Section 4 rate adjustment for an annual revenue increase of $1.2 million, effective September 1, 2025. This matter remains pending.

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

On February 5, 2024, the NH Department of Environmental Services (NHDES) issued an Alteration of Terrain Permit for the project. On February 9, 2024, NHDES issued a Wetland and Non-Site Specific Permit for the project. On February 14, 2024, the United States Army Corps of Engineers issued a NH General Permit for the project. The facility became fully commissioned in May 2025. The Company has included a cost recovery proposal associated with the solar facility as part of its base rate proceeding filing.

Unitil Energy - Major Storm Cost Reserve Recovery - On February 28, 2025, Unitil Energy filed a request with the NHPUC to increase its Storm Recovery Adjustment Factor (SRAF) effective August 1, 2025. The Company proposes to reduce its Major Storm Cost Reserve deferral balance by transferring its April 2024 Nor’easter costs of approximately $1.8 million into the SRAF and recover the cost over the next three years. On May 9, 2025, the NHPUC issued a procedural Order stating that due to their schedule an effective date of August 1, 2025 was not feasible and instead an effective date of September 1, 2025 would be implemented. On June 27, 2025, the New Hampshire DOE filed a statement in support of the Company’s request. A hearing on the matter is scheduled in August. This matter remains pending.

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

On April 24, 2023, Fitchburg submitted its 2022 Grid Modernization Plan Annual Report to the MDPU. Among other things, the Company explained a modification to its implementation of the AMI plan that the MDPU preauthorized in D.P.U. 21-82. Due to a discontinuation of the meter technology upon which the Company’s initial AMI plan relied, the Company reported that it will need to replace its meters with a new meter technology and to implement a new communications system. On May 31, 2023, the MDPU issued an Order indicating its intent to explore the impact of the discontinuation and determine the appropriate next steps outside the GMF proceeding. On April 15, 2024, the Company submitted its annual Grid Modernization Filing seeking recovery of costs related to grid modernization investments placed into service in 2023. In connection with this filing, the Company submitted a request for preauthorization of the metering, communications systems, and head end system investments that will be implemented in connection with the Company’s advanced metering infrastructure replacement project. On March 28, 2025, the MDPU issued an Order approving, among other things, the Company’s request for preauthorization. Fitchburg submitted its 2024 Grid Modernization Plan Annual Report on July 1, 2025. This matter remains pending.

Fitchburg - Grid Modernization Cost Recovery Factor - On April 15, 2023, Fitchburg filed its GMF rate adjustment and reconciliation filing for recovery of the costs incurred as a result of implementing the Company’s 2022-2025 GMP, approved by the MDPU in Orders dated October 7, 2022 and November 30, 2022. On May 31, 2023, the MDPU approved, subject to further investigation and reconciliation, the cumulative recovery of $1.0 million associated with the Company’s 2022 GMP revenue requirement, effective June 1, 2023. The MDPU conducted a hearing on September 26, 2023 regarding the Company’s pending GMF filings and Grid Modernization Term Report. The matter remains pending. On April 15, 2024, Fitchburg filed its GMF rate adjustment and reconciliation filing for recovery of the costs incurred as a result of implementing the Company’s 2022-2025 GMP. On May 31, 2024, the MDPU approved, subject to further investigation and reconciliation, the cumulative recovery of $1.3 million associated with its 2023 revenue requirement, effective June 1, 2024. On June 28, 2024, the MDPU issued an Order in Fitchburg’s electric base rate case providing for the transfer of $1.6 million meter-related costs from base distribution rates to the GMF, effective July 1, 2024. On April 15, 2025, Fitchburg filed its GMF rate adjustment and reconciliation filing for recovery of the costs incurred as a result of implementing the Company’s 2022-2025 GMP and continued recovery of meter-related costs. This filing seeks recovery of $1.4 million associated with its 2024 GMP revenue requirement as well as $1.5 million associated with its 2024 meter-related costs, effective June 1, 2025. On May 30, 2025, the MDPU issued an order approving the Company’s proposed rate changes effective June 1, 2025 subject to further investigation and reconciliation.

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

On December 29, 2023, the LDCs filed a Joint Motion for Clarification and Extension of Judicial Appeal Period. The Joint Motion requests clarification of three issues: (1) the MDPU’s directive concerning the NPAs analysis; (2) the timetable for establishing ‘incentives and disincentives’ for progress toward compliance with Climate Act mandates as part of a PBR framework and achievement of approved Climate Compliance Plans; and (3) the methodology for emissions reduction accounting for Climate Compliance Plans, with particular attention to Scope 1 and Scope 3 emissions accounting. On April 2, 2024, the MDPU issued an Order on the LDCs’ Joint Motion. In its Order, the MDPU clarified, among other things, that NPA analyses should be applied at the project level to all investment decisions going forward, and should be considered at project planning stage; that pending an approved NPA framework, LDCs should make all reasonable efforts to incorporate NPA analyses into investment decisions; and that LDCs will have the burden to demonstrate the prudence of implementing a traditional project instead of a NPA. The MDPU did not expressly exempt any category of project from the NPA analysis requirement.

On June 14, 2024, the MDPU directed the LDCs to provide certain information regarding the companies’ line extension policies for customers requesting new service. The LDCs provided responsive information on August 13, 2024; various interested parties provided comments on the companies’ policies on October 11, 2024, and the LDCs, including Fitchburg, provided reply comments on February 27, 2025. On February 5, 2025, the MDPU issued a memorandum setting a draft line extension policy that would require customers seeking new gas service to pay the entire cost of connecting to the distribution system. The Company provided comments on the draft policy on April 3, 2025. The MDPU intends to investigate this topic as part of the CCP proceeding.

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

Fitchburg - Electric Sector Modernization Plan - Pursuant to M.G.L. c. 164 § 92B, Fitchburg submitted a draft Electric Sector Modernization Plan (ESMP) to the statutorily created Massachusetts Grid Modernization Advisory Council (Council) for the Council’s review, input, and recommendations. The ESMP is a plan intended to upgrade the Company’s distribution system to enable and accommodate increased distributed energy resources (DERs) and electrification technologies, improve grid reliability and resiliency, and assist the Commonwealth in achieving climate goals, among other objectives. The Council provided recommendations on the ESMP in November 2023. The Company submitted its final ESMP to the MDPU on January 29, 2024. The Company concurrently submitted a proposal to recover, among other things, incremental costs associated with ESMP investments through an annual reconciling rate adjustment mechanism. On February 20, 2024, the MDPU issued an interlocutory order finding in part that “to the extent that the MDPU determines that accelerated cost recovery through annual reconciling mechanisms for proposed investments identified in the ESMPs is appropriate, we anticipate establishing the appropriate parameters for those mechanisms through a separate phase of these proceedings to be conducted after August 29, 2024.” On August 29, 2024, the MDPU issued a final order approving Fitchburg’s ESMP. Among other directives, the Order directs Fitchburg and other Massachusetts EDCs to conduct a stakeholder process related to long term system planning related to forecasted DER interconnection and sets forth the criteria for biannual reports. The MDPU found it appropriate to allow Fitchburg and the other EDCs a short-term targeted cost recovery mechanism for ESMP costs. On December 18, 2024, Fitchburg filed a model ESMP tariff and a company-specific exemplar ESMP mechanism tariff, which describes the parameters of cost-recovery in the second phase of this proceeding. The MDPU conducted an evidentiary hearing on the Company’s proposal on March 12, 2025. On June 13, 2025, the MDPU issued an order which approved the Company’s requested ESMP costs, in part. The MDPU concluded that ESMP substation and distribution feeder investments are ineligible for recovery within the Company’s approved ESMP, but are eligible for recovery under the PBRA. The Company’s resulting approved five year budget is $21.5 million. The Company’s compliance ESMP tariff was approved on July 3, 2025. This matter remains ongoing on the subject of metrics and biannual reporting.

Following the stakeholder process related to long term system planning, Fitchburg and other EDCs submitted a draft Long Term System Planning Proposal for MDPU review and approval. This matter remains pending.

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

Fitchburg - Approval of Gas Supply Agreement with Constellation LNG - On February 16, 2024, Fitchburg filed a petition with the MDPU for approval of a six year agreement with Constellation LNG for the purchase of natural gas in the liquid or vapor form for the period June 1, 2024 through May 31, 2030 heating seasons. This request is for the approval of two contracts, the first for up to 3,400 Dth per day of natural gas peaking supply to the Company. This first contract will be broken out for 3,000 Dth per Day in the form of LNG for use at the Company’s Westminster LNG facility and 400 Dth per Day will be in the form of natural gas supply delivered to the city-gate connecting the Company’s system to the Tennessee Gas Pipeline. The second contract will provide up to 3,000 Dth per day of LNG trucking from the Everett Marine Terminal to the Company’s Westminster LNG facility.

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

In D.P.U. 20-80-B, the MDPU directed the Company and other LDCs to include in their inaugural CCPs the following information: (1) whether, and to what extent, the Agreements have facilitated the Companies’ plans to meet GHG emission reduction goals in compliance with the Global Warming Solutions Act; (2) a description of the Companies’ efforts to reduce customer demand for natural gas; and (3) a description of the Companies’ efforts to reduce or eliminate their reliance on EMT, including, but not limited to (i) the costs, feasibility, and timelines for each alternative identified; and (ii) a description of how each alternative identified would contribute to GHG emissions reductions. The Company reported this information to the MDPU in its inaugural CCP on April 1, 2025 and will continue to file this annually through 2030.

Unitil Corporation – Merger of Bangor Natural Gas, Inc. - On July 15, 2024, Unitil, Northern Utilities, Hearthstone Holdings, Inc. d/b/a Hope Companies, Inc. (HUI), PHC Utilities, Inc. (PHC), and Bangor Natural Gas Company filed a Joint Petition requesting that the MPUC approve the merger of Bangor into Unitil pursuant to a July 8, 2024 Stock Purchase Agreement among PHC, HUI and Unitil. Furthermore, Unitil requested that the MPUC issue an order excusing Bangor and Unitil from certain regulatory conditions and obligations imposed upon Bangor or its affiliates in conjunction with prior reorganizations of Bangor. Unitil filed a Stipulation supporting the proposed merger, signed by all parties to the docket, on December 4, 2024. Among other provisions, Unitil and Bangor agreed that Bangor would not file a general rate case prior to January 1, 2027. The MPUC issued an Order approving the Stipulation on December 18, 2024. In a separate Order issued January 14, 2025, the MPUC approved the proposed long-term debt facility. Unitil completed the acquisition of Bangor on January 31, 2025.

Unitil Corporation – Merger of Maine Natural Gas Company - On May 9, 2025, Unitil, Northern Utilities, Bangor, Avangrid Enterprises, Inc. and Maine Natural Gas filed a Joint Petition requesting that the MPUC approve the merger of Maine Natural Gas into Unitil pursuant to a Stock Purchase Agreement among Avangrid and Unitil. A procedural schedule has been established which includes discovery, technical conferences, testimonies and briefs. To comply with the statutory timeframe of 180 days, deliberations are scheduled to be held no later than early November 2025. This matter remains pending.

Unitil Corporation – Merger of Aquarion Water Companies - On May 6, 2025, Unitil announced that it has entered into a definitive agreement to acquire Aquarion Water Company of Massachusetts Inc., Aquarion Water Company of New Hampshire, Inc., and Abenaki Water Co., Inc. (the Aquarion Companies) from the Aquarion Water Authority (AWA).

On May 8, 2025, Eversource Energy (Eversource), the AWA, and Unitil submitted an amended and restated petition to the MDPU for approval of a change of control of Aquarion Water Company of Massachusetts, Inc. (AWC-MA). This matter remains pending.

On May 8, 2025, Unitil, Eversource, Aquarion Water Company of New Hampshire, Inc., (AWC-NH), Abenaki Water Company (Abenaki) and AWA filed a motion to amend the petition originally filed on April 10, 2025 by Eversource. AWC-NH, Abenaki and AWA, requesting that the NHPUC approve the acquisition of AWC-NH and Abenaki by Unitil. This matter remains pending.

On May 23, 2025, pursuant to 35-A M.R.S. § 708, Northern Utilities filed a request that the MPUC grant an exemption from approval of the reorganization that will be triggered by the anticipated acquisition by Unitil of the three water utilities in Massachusetts and New Hampshire. The MPUC has previously granted Maine public utilities exemptions from regulatory approval of reorganizations under circumstances similar to those presented in this case involving the acquisition of companies outside of Maine by a utility’s holding company parent that will have no direct financial or operational impact on the Maine utility. Based on MPUC precedent in similar reorganizations, Northern Utilities requested an exemption from Section 708 approval of Unitil’s acquisition of the Aquarion MA-NH Companies. In the alternative, if the MPUC declines to grant the requested exemption, then Northern Utilities requested that the MPUC approve the reorganization pursuant to Section 708. This matter remains pending.

Northern Utilities / Granite State - Firm Capacity Contract - Northern Utilities relies on the transportation of gas supply over its affiliate Granite State pipeline to serve its customers in the Maine and New Hampshire service areas. Granite State facilitates critical upstream interconnections with interstate pipelines and third party suppliers essential to Northern Utilities’ service to its customers. Northern Utilities reserves firm capacity through a contract with Granite State, which is renewed annually. Pursuant to statutory requirements in Maine and orders of the MPUC, Northern Utilities submits an annual informational report requesting approval of a one-year extension of its 12-month contract for firm pipeline capacity reservation, with an evergreen provision and three-month termination notification requirement. On March 31, 2025, Northern Utilities submitted an annual informational report requesting approval on a one-year extension for the period of November 1, 2025 through October 31, 2026. The Company received an order approving the one-year extension of its request on June 3, 2025.

Northern Utilities / Portland Natural Gas Transmission System (PNGTS) and TransCanada Pipelines Limited (TCPL) transportation from Empress, Alberta to Granite State Gas Transmission, Inc. (GSGT) - On October 5, 2023, Northern Utilities filed with the NHPUC and the MPUC a request to approve agreements for the ability for Northern Utilities to increase supply portfolio capacity by 12,500 Dth per day in New Hampshire and Maine. This incremental capacity to Northern Utilities’ supply portfolio took effect April 1, 2024 for a thirty-year term. Northern Utilities was able to acquire this incremental supply of TCPL capacity through an open season process. On January 26, 2024 and January 30, 2024, the Company received orders from the NHPUC and MPUC, respectively, approving Northern Utilities’ proposal for Empress Agreements with PNGTS and TransCanada Pipelines. Conservation Law Foundation filed a motion for reconsideration of the MPUC’s decision on February 15, 2024. The Company objected to the motion, and on March 26, 2025, the Hearing Examiners issued a Recommended Order on Reconsideration from the MPUC on this CLF motion. The Recommended Order, if adopted, would affirm the MPUC’s previous decision to approve the Company’s entry into these Agreements. The MPUC issued an Order reaffirming and clarifying its initial Order approving the Empress Agreements, and specifically affirmed its conclusion that entering into the Empress Capacity Agreements is prudent, in the public interest, and not inconsistent with the state’s climate policy.

Inquiry Into the Future of Gas - On May 13, 2025, the MPUC initiated an inquiry to explore the implications of Maine’s decarbonization goals for natural gas utilities and their customers and solicit information from stakeholders. Specifically, the MPUC opened the inquiry with the goal of 1) developing a consistent methodology or framework to incorporate and evaluate the GHG emissions impact in the MPUC’s decision-making around gas infrastructure investments and contractual commitments for supply or capacity needed to serve customers; 2) evaluating the consistency of these investments with state goals and 3) assisting in evaluation of a broader path for the future of natural gas in Maine. Initial comments on the scope of the inquiry were submitted on June 17, 2025. This matter is ongoing.

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

In accordance with “An Act to Advance Clean Energy” (2018) the DOER recommended that the EDCs solicit up to 1,600 MW in additional offshore wind in 2022 and 2024. On May 7, 2021, the EDCs issued a third RFP for up to an additional 1,600 MW of offshore wind generation. On May 25, 2022, the EDCs sought approval of PPAs with Commonwealth Wind for 1,200 MW and with SouthCoast Wind for 400 MW. On December 16, 2022, Commonwealth Wind filed a motion requesting that the MDPU dismiss proceedings related to the approval of its contract, arguing that, due to various economic conditions, its contracts with the EDCs would no longer facilitate the financing of offshore wind energy generation. On December 30, 2022, the MDPU denied Commonwealth Wind’s motion and approved the PPAs. The MDPU also approved the EDCs’ request for remuneration equal to 2.25% as reasonable and in the public interest. On January 19, 2023, Commonwealth Wind filed a Petition for Appeal with the Massachusetts Supreme Judicial Court (SJC) seeking to set aside and vacate the MDPU’s Order approving the PPAs. In April 2023, SouthCoast Wind engaged with the EDCs to explore options to mitigate global resource constraints and pricing challenges associated with their PPAs from this procurement. SouthCoast Wind noted challenges around an inability to finance the projects under the current terms. The EDCs negotiated termination agreements with Commonwealth Wind and SouthCoast Wind and submitted the agreements to the MDPU for approval on July 13, 2023 and August 28, 2023, respectively. The MDPU approved both termination agreements on September 30, 2023.

The “Energy Diversity Act” (2021) and “An Act Driving Clean Energy and Offshore Wind” (2022) enacted by the Massachusetts legislature, increased the total solicitation target (including future solicitations) for offshore wind energy generation to 5,600 MW by June 30, 2027. On August 30, 2023, the EDCs issued a fourth offshore wind RFP seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement under Section 83C of 5,600 MW of Offshore Wind Energy Generation, and taking into account offshore wind generation under contract at the time when proposals are due. Bidders were allowed to offer proposals of at least 200 MW up to 2,400 MW of offshore wind generation. On January 18, 2024, the EDCs notified the MDPU of an extension to the bid submission date and subsequent solicitation schedule dates by an additional 56 days each to allow bidders the opportunity to gain more certainty around their eligibility for the investment tax credit and factor it into their proposals. The submission date was revised to March 27, 2024. The EDCs received bids for Offshore Wind Generation from three developers as part of a multi-state solicitation with Rhode Island and Connecticut and on September 6, 2024, the DOER selected a portfolio of projects totaling 2,678 MW from three projects, one of which was dependent on commitments from Connecticut. On December 20, 2024, Connecticut announced it was withdrawing from contract negotiations resulting in the termination of the conditional project. Contract negotiations with the remaining two developers are scheduled to be completed by December 2025.

In December 2024, the Massachusetts Legislature approved “An Act promoting a clean energy grid, advancing equity, and protecting ratepayers” which among other provisions, extends the period for long-term renewable contracts up to 30 years and directs the EDCs, under Section 83E, to “jointly and competitively solicit proposals for energy storage systems and enter into cost-effective long-term contracts equal to, in the aggregate, approximately 5,000 megawatts of energy storage systems not later than July 31, 2030.” The first solicitation will be for the environmental attributes associated with approximately 1,500 megawatts of mid-duration storage. The RFP for the first round of procuring energy storage was released on July 31, 2025.

Unitil Energy/Northern Utilities - 2024-2026 Triennial Energy Efficiency Plan - New Hampshire - On November 30, 2023, the NHPUC approved the changes to New Hampshire’s ratepayer-funded energy efficiency program offerings for the 2024–2026 period requested by New Hampshire’s electric and gas utilities. On July 1, 2024, the New Hampshire electric and gas utilities filed an interim update with the NHPUC, seeking approval to update the energy efficiency program models with benefit assumptions from the recently issued report of Avoided Energy Supply Components in New England: 2024 Report.

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

On December 13, 2022, RENEW Northeast, Inc. (RENEW), a non-profit entity that advocates for the business interests of renewable power generators in New England filed a complaint with FERC against ISO-NE and the PTOs requesting a determination that certain open-access transmission tariff schedules are unjust and unreasonable to the extent they permit PTOs to directly assign to interconnection customers O&M costs associated with network upgrades. Fitchburg and Unitil Energy are PTOs, although Unitil Energy does not own transmission plant. The PTOs answered the complaint on January 23, 2023. FERC issued an Order December 19, 2024 and a compliance filing was made on February 18, 2025 revising the ISO-NE OATT accordingly. While most of the intervening parties supported the compliance filing a new issue was raised by one participant. RENEW and the NETO’s have resolved their issues and filed briefs in support of the compliance filing. This matter remains pending. The Company does not believe these proceedings will have a material adverse effect on its financial condition or results of operations.

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

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of June 30, 2025, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

In May 2024, NH DES requested additional information in connection with the Company’s December 2022 remedial action plan (RAP), regarding groundwater contaminants at the Rochester site. In anticipation of the NH DES approval of one of the RAP alternatives and subsequent request for project design, the Company has accrued $5.6 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. Due to extended regulatory review time periods, Northern Utilities anticipates the commencement of remediation activities in 2026.

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

Fitchburg’s Manufactured Gas Plant Site - Fitchburg has worked with the Massachusetts Department of Environmental Protection (Mass DEP) to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring continues. Following submittal of the Immediate Response Action (IRA) plan in October 2023, and an update in November 2024, the Mass DEP in May 2025 concurred with the proposed limited excavation and armoring of the riverbank at the identified seep area. Fitchburg has accrued $40,000 for estimated costs to complete the remediation at the Sawyer Passway site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. The Company has determined that the high end of the range of reasonably possible remediation costs for the Sawyer Passway site could be $3.5 million based on remediation alternatives. Contingent upon resolution of the access issue detail in the Twin City Rail Trail discussion, Fitchburg anticipates the commencement of the remediation activity in late 2025 or 2026.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the six months ended June 30, 2025 and 2024.

Environmental Obligations (millions)
	June 30,
	2025	2024
Total Balance at Beginning of Period	$7.8	$4.6
Additions	0.3	0.2
Less: Payments / Reductions	0.3	0.1
Total Balance at End of Period	7.8	4.7
Less: Current Portion	0.7	0.7
Noncurrent Balance at End of Period	$7.1	$4.0

Note 8: INCOME TAXES

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	For the Six Months Ended June 30,
	2025	2024
Statutory Federal Income Tax Rate	21%	21%
Income Tax Effects of:
State Income Taxes, net	7	6
Utility Plant Differences	(4)	(3)
Effective Income Tax Rate	24%	24%

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at June 30, 2025 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2023; December 31, 2022; and December 31, 2021.

Income tax filings for the year ended December 31, 2023 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2023, which were filed with the IRS in October 2024, the Company generated federal Net Operating Loss Carryforward (NOLC) assets of $2.9 million increasing the total amount of NOLC to $7.3 million to offset future years' income. As of December 31, 2024, the Company recognized the utilization of approximately $6.6 million of the NOLC asset and $1.3 million of federal tax credits available to offset current taxes payable. In addition, at December 31, 2024, the Company had $1.6 million of cumulative state tax credit carryforwards to offset future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2027.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA provided permanent and limited modifications to many provisions that had expired or would soon expire as well as eliminating many green energy provisions. The Company does not expect that the OBBBA will have a material effect on the Company's Consolidated Financial Statements.

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

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction of the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) and recorded a net liability in the amount of $48.9 million at December 31, 2017. The Company expects to flow through to customers $47.1 million of excess ADIT in utility base rates. The benefit of protected excess ADIT amounts will be subject to flow back to customers in utility rates according to the Average Rate Assumption Method (ARAM). The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. As of June 30, 2025, the Company flowed back $12.7 million to customers in its Massachusetts, Maine, New Hampshire and federal jurisdictions.

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

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
For the Three Months Ended June 30,	2025	2024	2025	2024	2025	2024
Service Cost	$436	$497	$501	$497	$40	$55
Interest Cost	2,016	1,886	992	817	172	181
Expected Return on Plan Assets	(2,625)	(2,649)	(1,085)	(969)	—	—
Prior Service Cost Amortization	64	81	—	—	2	2
Actuarial Loss Amortization	319	362	(187)	(218)	(54)	—
Sub-total	210	177	221	127	160	238
Amounts Capitalized and Deferred	26	27	(48)	54	(50)	(74)
Net Periodic Benefit Cost Recognized	$236	$204	$173	$181	$110	$164

	Pension Plan		PBOP Plan		SERP
For the Six Months Ended June 30,	2025	2024	2025	2024	2025	2024
Service Cost	$872	$994	$1,003	$994	$79	$109
Interest Cost	4,032	3,772	1,984	1,634	344	362
Expected Return on Plan Assets	(5,249)	(5,298)	(2,171)	(1,938)	—	—
Prior Service Cost Amortization	128	162	—	—	4	4
Actuarial Loss Amortization	638	724	(374)	(437)	(107)	—
Sub-total	421	354	442	253	320	475
Amounts Capitalized and Deferred	135	135	(34)	178	(101)	(148)
Net Periodic Benefit Cost Recognized	$556	$489	$408	$431	$219	$327

Employer Contributions

As of June 30, 2025, the Company had not made any contributions to its Pension Plan and PBOP Plan, respectively, in 2025. The Company, along with its subsidiaries, expects to make contributions to its Pension and PBOP Plans in 2025 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of June 30, 2025, the Company had made $0.3 million of benefit payments under the SERP Plan in 2025. The Company presently anticipates making an additional $0.4 million of benefit payments under the SERP Plan in 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Commodity Price Risk” sections of Part II, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report (above).

Item 4. Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of June 30, 2025 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company for the fiscal period ended June 30, 2025.

Issuer Purchases of Equity Securities

There were no purchases of equity securities by the Company for the fiscal period ended June 30, 2025.

Item 5. Other Information

(a) On August 4, 2025, the Company issued a press release announcing its results of operations for the three and six month periods ended June 30, 2025. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

(b) During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted or terminated a Rule10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K promulgated under the Securities Exchange Act of 1934) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Securities Exchange Act of 1934).

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference*

2.1 (1)(2)

Purchase and Sale Agreement between Unitil Corporation and Aquarion Water Authority, and, solely with respect to Section 9.25 and Section 9.26 thereof, South Central Connecticut Regional Water Authority.

Exhibit 2.1 to Form 8-K for May 6, 2025 (SEC File No. 1-8858)

4.1 (2)(3)	Note Purchase Agreement dated July 8, 2025 by and among Bangor Natural Gas Company and the several purchasers named therein.	Exhibit 4.1 to Form 8-K for July 8, 2025 (SEC File No. 1-8858)

4.2	5.70% Senior Note, Series 2025A, due July 8, 2030, issued by Bangor Natural Gas Company to CoBank, ACB.	Exhibit 4.2 to Form 8-K for July 8, 2025 (SEC File No. 1-8858)

4.3	6.31% Senior Note, Series 2025B, due July 8, 2035, issued by Bangor Natural Gas Company to United of Omaha Life Insurance Company.	Exhibit 4.3 to Form 8-K for July 8, 2025 (SEC File No. 1-8858)

10.1

Distribution Agreement, dated June 3, 2025, by and among Unitil Corporation, Janney Montgomery Scott LLC and Scotia Capital (USA) Inc. (each as agent and/or forward seller) and Janney Montgomery Scott LLC and The Bank of Nova Scotia (each as forward purchaser).

Exhibit 10.1 to Form 8-K for June 3, 2025 (SEC File No. 1-8858)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated August 4, 2025 Announcing Earnings for the Quarter Ended June 30, 2025.	Furnished herewith
4
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

Exhibit No.	Description of Exhibit	Reference*
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

* The exhibits referred to in this column by specific designations and dates have heretofore been filed with or furnished to the Securities and Exchange Commission under such designations and are hereby incorporated by reference.

(1) Certain schedules and exhibits to the Purchase and Sale Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. These schedules and exhibits consist of (i) the Seller Disclosure Schedule (as such term is defined in the Purchase and Sale Agreement) and (ii) the Operating Agreement (as such term is defined in the Purchase and Sale Agreement). Unitil Corporation hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission or its staff.

(2) Certain information has been excluded from this exhibit pursuant to Item 601(b)(2)(ii) of Regulation S-K.

(3) In accordance with Item 601(a)(5) of Regulation S-K, this exhibit omits certain of its schedules and exhibits. This exhibit’s table of contents, or the cover page of its omitted schedules and exhibits, includes a brief description of the subject matter of all of its omitted schedules and exhibits. Unitil Corporation hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission or its staff.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: August 4, 2025	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Financial Officer

Date: August 4, 2025	/s/ Todd R. Diggins
Todd R. Diggins
Chief Accounting Officer