Form 10-Q
period 2025-09-30
UNITIL CORP
filed 2025-11-03
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2025
Common Stock, no par value	17,914,793 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2025

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

Unitil’s principal business is the local distribution of electricity and gas throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of four wholly owned distribution utilities:

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

Unitil Energy, Fitchburg, Northern Utilities, and Bangor are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 109,400 electric customers and 97,600 gas customers, including 8,500 gas customers related to the acquisition of Bangor.

Unitil also is the parent company of Granite State Gas Transmission, Inc. (Granite State), an interstate gas transmission pipeline company, operating 85 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major gas pipelines and access to domestic gas supplies in the south and Canadian gas supplies in the north.

At September 30, 2025, Unitil had an investment in Net Utility Plant of $1.7 billion. Earnings from Unitil’s utility operations are derived primarily from the return on investment in the utility assets of the four distribution utilities and Granite State. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas.

Unitil Resources is the Company’s wholly owned, non-regulated subsidiary, which currently does not have any activity. The Company’s other subsidiaries include Unitil Service Corp., which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies; Unitil Realty Corp., which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire and owns land in Kingston, New Hampshire, on which Unitil Energy’s solar facility is located, which became operational in May 2025; Unitil Power Corp., which formerly functioned as the full requirements wholesale power supply provider for Unitil Energy; and Unitil Water Corp., which currently does not have any activity. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

On October 31, 2025, Unitil Corporation acquired Maine Natural Gas Company, a natural gas distribution utility. Maine Natural Gas Company was incorporated under the laws of the State of Maine in 1998.

RATES AND REGULATION

Regulation

Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 regarding certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities also are regulated by the FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions with regard to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the New Hampshire Public Utilities Commission (NHPUC); Fitchburg is subject to regulation by the Massachusetts Department of Public Utilities (MDPU); Northern Utilities is regulated by the NHPUC and the Maine Public Utilities Commission (MPUC); and Bangor is subject to regulation by the MPUC. Granite State, Unitil’s interstate gas transmission pipeline, is subject to regulation by FERC regarding its rates and operations. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.

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

The Company's electric and gas sales in Massachusetts and New Hampshire are now largely decoupled. Revenue decoupling eliminates the dependency of distribution revenue on the volume of electricity or gas sold. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU and NHPUC.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended September 30, 2025 and September 30, 2024 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

The Company's earnings discussion includes Adjusted Net Income, a non-GAAP financial measure referencing the Company’s 2025 and 2024 GAAP Net Income adjusted for certain transaction costs related to the Company's acquisitions of Bangor Natural Gas Company (purchase completed as of January 31, 2025), Maine Natural Gas Company (Maine Natural) (purchase completed as of October 31, 2025), Aquarion Water Company of Massachusetts, Inc., Aquarion Water Company of New Hampshire, Inc., and Abenaki Water Co., Inc. (the Aquarion Companies) (purchase pending regulatory approval). The Company's management believes that the transaction costs related to the acquisitions of Bangor, Maine Natural and the Aquarion Companies, which are included in Operation and Maintenance expense on the Consolidated Statements of Earnings, are not indicative of the Company's ongoing costs and not directly related to the ongoing operations of the business and therefore are not an indicator of baseline operating performance.

In the following tables the Company has reconciled Adjusted Net Income to GAAP Net Income, which we believe to be the most comparable GAAP financial measure.

(Millions, except per share data)
	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Amount	Per Share	Amount	Per Share
GAAP Net Income	$(0.3)	$(0.02)	$—	$—
Transaction Costs	0.7	0.05	0.4	0.02
Adjusted Net Income	$0.4	$0.03	$0.4	$0.02

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Amount	Per Share	Amount	Per Share
GAAP Net Income	$31.2	$1.89	$31.5	$1.96
Transaction Costs	2.3	0.14	0.6	0.04
Adjusted Net Income	$33.5	$2.03	$32.1	$2.00

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

Three Months Ended September 30, 2025 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$64.3	$36.8	$—	$101.1
Less: Cost of Sales	(31.2)	(10.2)	—	(41.4)
Less: Depreciation and Amortization	(8.0)	(14.2)	—	(22.2)
GAAP Gross Margin	25.1	12.4	—	37.5
Depreciation and Amortization	8.0	14.2	—	22.2
Adjusted Gross Margin	$33.1	$26.6	$—	$59.7

Three Months Ended September 30, 2024 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$62.5	$30.4	$—	$92.9
Less: Cost of Sales	(32.8)	(7.1)	—	(39.9)
Less: Depreciation and Amortization	(7.4)	(11.5)	(0.2)	(19.1)
GAAP Gross Margin	22.3	11.8	(0.2)	33.9
Depreciation and Amortization	7.4	11.5	0.2	19.1
Adjusted Gross Margin	$29.7	$23.3	$—	$53.0

Nine Months Ended September 30, 2025 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$175.5	$199.0	$—	$374.5
Less: Cost of Sales	(89.1)	(64.3)	—	(153.4)
Less: Depreciation and Amortization	(23.7)	(42.0)	—	(65.7)
GAAP Gross Margin	62.7	92.7	—	155.4
Depreciation and Amortization	23.7	42.0	—	65.7
Adjusted Gross Margin	$86.4	$134.7	$—	$221.1

Nine Months Ended September 30, 2024 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$192.5	$174.8	$—	$367.3
Less: Cost of Sales	(110.8)	(59.2)	—	(170.0)
Less: Depreciation and Amortization	(21.5)	(33.2)	(0.5)	(55.2)
GAAP Gross Margin	60.2	82.4	(0.5)	142.1
Depreciation and Amortization	21.5	33.2	0.5	55.2
Adjusted Gross Margin	$81.7	$115.6	$—	$197.3

Electric GAAP Gross Margin was $25.1 million in the three months ended September 30, 2025, an increase of $2.8 million compared to the same period in 2024. Electric GAAP Gross Margin was $62.7 million in the nine months ended September 30, 2025, an increase of $2.5 million compared to the same period in 2024. The three month period increase was driven by higher rates and customer growth of $3.4 million, partially offset by higher depreciation and amortization expense of $0.6 million. The nine month period increase was driven by higher rates and customer growth of $4.7 million, partially offset by higher depreciation and amortization expense of $2.2 million.

Gas GAAP Gross Margin was $12.4 million in the three months ended September 30, 2025, an increase of $0.6 million compared to the same period in 2024. Gas GAAP Gross Margin was $92.7 million in the nine months ended September 30, 2025, an increase of $10.3 million compared to the same period in 2024. The increase in the three month period was driven by higher rates and customer growth of $3.3 million, partially offset by higher depreciation and amortization of $2.7 million. The increase in the nine month period was driven by higher rates and customer growth of $17.1 million, the favorable effects of colder winter weather in 2025 of $2.0 million, partially offset by higher depreciation and amortization of $8.8 million. Included in gas operating revenue, cost of gas sales and depreciation and amortization for the three months ended September 30, 2025 is $3.3 million, $1.8 million and $0.7 million related to Bangor, respectively. Included in gas operating revenue, cost of gas sales and depreciation and amortization for the nine months ended September 30, 2025 are $16.6 million, $9.2 million and $2.0 million related to Bangor, respectively.

Earnings Overview

The Company’s Net Income (Loss) was ($0.3) million, or ($0.02) in Earnings Per Share (EPS), for the third quarter of 2025, a decrease of $0.3 million in Net Income, or $0.02 in EPS, compared to the third quarter of 2024. The Company's Adjusted Net Income (a non-GAAP financial measure) for the third quarter of 2025, which excluded transaction-related costs in connection with the acquisitions of Bangor, Maine Natural and the Aquarion Companies, was $0.4 million, which was unchanged from the third quarter of 2024, or $0.03 in EPS, an increase of $0.01 in EPS, compared to the third quarter of 2024.

The Company’s Net Income was $31.2 million, or $1.89 in EPS, for the first nine months of 2025, a decrease of $0.3 million in Net Income, or $0.07 in EPS, compared to the first nine months of 2024. The Company's Adjusted Net Income (a non-GAAP financial measure), which excluded transaction-related costs in connection with the acquisitions of Bangor, Maine Natural and the Aquarion Companies, was $33.5 million, or $2.03 in EPS, for the first nine months of 2025, an increase of $1.4 million, or $0.03 in EPS, compared to the first nine months of 2024.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $33.1 million and $86.4 million in the three and nine months ended September 30, 2025, respectively, increases of $3.4 million and $4.7 million, respectively, compared to the same periods in 2024. This increase reflects higher rates and customer growth.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $26.6 million and $134.7 million in the three and nine months ended September 30, 2025, respectively, increases of $3.3 million and $19.1 million, respectively, compared to the same periods in 2024. The increase in the three month period reflects higher rates and customer growth of $3.3 million. The increase in the nine month period reflects higher rates and customer growth of $17.1 million and the favorable effects of colder winter weather of $2.0 million in 2025. Included in the Gas Adjusted Gross Margin for the three and nine months ended September 30, 2025 is $1.5 million and $7.4 million, respectively, related to Bangor.

Operation and Maintenance (O&M) expenses increased $1.6 million and $8.7 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase in the three month period reflects higher utility operating costs of $2.0 million and higher acquisition transaction costs of $0.5 million, partially offset by lower benefits costs of $0.9 million. The increase in the nine month period reflects higher utility operating costs of $5.1 million, higher labor costs of $1.2 million and higher acquisition transaction costs of $2.4 million. Included in O&M expense for the three months and nine months ended September 30, 2025 is $0.9 million and $2.6 million, respectively, related to Bangor O&M expenses.

Depreciation and Amortization expense increased $3.1 million and $10.5 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase in the three month period reflects higher depreciation rates from recent base rate cases, additional depreciation associated with higher levels of utility plant in service and higher amortization of other deferred costs. The increase in the nine month period reflects higher depreciation rates from recent base rate cases, additional depreciation associated with higher levels of utility plant in service and higher amortization of recoverable storm costs and other deferred costs. Included in Depreciation and Amortization for the three months and nine months ended September 30, 2025 is $0.7 million and $2.0 million, respectively, related to Bangor.

Taxes Other Than Income Taxes increased $0.8 million and $0.5 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase in the three month period reflects higher local property taxes on higher utility plant in service. The increase in the nine month period reflects higher local property taxes on higher utility plant in service partially offset by lower excise taxes. Included in Taxes Other Than Income Taxes for the three months and nine months ended September 30, 2025 is $0.4 million and $0.8 million, respectively, related to Bangor.

Interest Expense, Net increased $1.5 million and $5.2 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily reflecting higher levels of long-term debt and lower interest income on AFUDC, partially offset by lower interest expense on short-term borrowings.

Other Expense (Income), Net is unchanged for the three months ended September 30, 2025. Other Expense (Income), Net decreased $1.0 million in the nine months ended September 30, 2025, compared to the same period in 2024, primarily from lower retirement benefit costs.

Income Tax Expense (Benefit) is unchanged for the three months ended September 30, 2025, compared to the same period in 2024. Income Tax Expense (Benefit) increased $0.2 million in the nine months ended September 30, 2025, compared with the same period in 2024.

At its January 2025, May 2025, July 2025 and October 2025 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.45 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.80 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

Electric Revenues, Adjusted Gross Margin and Sales

Electric Operating Revenues and Electric Adjusted Gross Margin (a non-GAAP financial measure) - The following table details Total Electric Operating Revenues and Electric Adjusted Gross Margin for the three and nine months ended September 30, 2025 and 2024:

Electric Operating Revenues and Electric Adjusted Gross Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Electric Operating Revenue:
Residential	$36.6	$36.1	$0.5	1.4%	$98.8	$109.7	$(10.9)	(9.9)%
Commercial / Industrial	27.7	26.4	1.3	4.9%	76.7	82.8	(6.1)	(7.4)%
Total Electric Operating Revenue	64.3	62.5	1.8	2.9%	175.5	192.5	(17.0)	(8.8)%
Cost of Electric Sales	31.2	32.8	(1.6)	(4.9)%	89.1	110.8	(21.7)	(19.6)%
Electric Adjusted Gross Margin	$33.1	$29.7	$3.4	11.4%	$86.4	$81.7	$4.7	5.8%

Total Electric Operating Revenue increased $1.8 million, or 2.9% in the three months ended September 30, 2025 compared to the same period in 2024, reflecting higher electric distribution rates, partially offset by lower costs of electric sales due to the increase in the amount of electricity purchased by customers directly from third-party suppliers, which are tracked and reconciled to costs that are passed through directly to customers. Total Electric Operating Revenue decreased $17.0 million, or 8.8% in the nine months ended September 30, 2025 compared to the same period in 2024, reflecting lower costs of electric sales due to the increase in the amount of electricity purchased by customers directly from third-party suppliers, which are tracked and reconciled to costs that are passed through directly to customers, partially offset by higher electric distribution rates.

Electric GAAP Gross Margin is discussed above in the section entitled “Use of GAAP and Non-GAAP Financial Measures”.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $33.1 million and $86.4 million for the three and nine months ended September 30, 2025, respectively, increases of $3.4 million and $4.7 million, respectively, compared with the same periods in 2024. These increases reflect higher rates and customer growth.

Kilowatt-hour Sales - Unitil’s total electric kWh sales decreased 5.4% and 1.0% in the three and nine months ended September 30, 2025, compared to the same periods in 2024. Sales to Residential and Commercial and Industrial (C&I) customers decreased 2.1% and 8.0%, respectively, in the three months ended September 30, 2025, compared to the same period in 2024, reflecting cooler weather for cooling purposes in the third quarter of 2025 compared to the same period in 2024, partially offset by customer growth. Sales to Residential and C&I customers increased 2.7% and decreased 3.7%, respectively, in the nine months ended September 30, 2025, compared to the same period in 2024, reflecting colder winter weather for heating purposes in 2025 and customer growth, partially offset by cooler weather for cooling purposes in 2025. As of September 30, 2025, the number of electric customers increased by approximately 560 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales. Substantially all of the Company’s electric kWh sales volumes are decoupled.

The following table details total kWh sales for the three and nine months ended September 30, 2025 and 2024 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Residential	190.6	194.6	(4.0)	(2.1)%	529.3	515.3	14.0	2.7%
Commercial / Industrial	236.5	257.1	(20.6)	(8.0)%	682.6	708.9	(26.3)	(3.7)%
Total	427.1	451.7	(24.6)	(5.4)%	1,211.9	1,224.2	(12.3)	(1.0)%

Gas Revenues, Adjusted Gross Margin and Sales

Gas Operating Revenues and Adjusted Gross Margin (a non-GAAP financial measure) - The following table details Total Gas Operating Revenues and Gas Adjusted Gross Margin for the three and nine months ended September 30, 2025 and 2024:

Gas Operating Revenues and Gas Adjusted Gross Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Gas Operating Revenue:
Residential	$13.5	$11.5	$2.0	17.4%	$83.7	$72.1	$11.6	16.1%
Commercial / Industrial	23.3	18.9	4.4	23.3%	115.3	102.7	12.6	12.3%
Total Gas Operating Revenue	36.8	30.4	6.4	21.1%	199.0	174.8	24.2	13.8%
Cost of Gas Sales	10.2	7.1	3.1	43.7%	64.3	59.2	5.1	8.6%
Gas Adjusted Gross Margin	$26.6	$23.3	$3.3	14.2%	$134.7	$115.6	$19.1	16.5%

Total Gas Operating Revenue increased $6.4 million, or 21.1%, and increased $24.2 million, or 13.8%, in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase in the three month period includes $3.3 million of gas operating revenue for Bangor, higher rates and customer growth, and higher costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers. The increase in the nine month period includes $16.6 million of gas operating revenue for Bangor, higher rates and customer growth, the favorable impact of colder winter weather in 2025 and higher costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers.

Gas GAAP Gross Margin is discussed above in the section entitled “Use of GAAP and Non-GAAP Financial Measures”.

Therm Sales - Unitil’s total gas therm sales increased 13.4% and 22.0% in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. In the third quarter of 2025, sales to Residential and C&I customers increased 16.0% and 13.1%, respectively, compared to the same period in 2024, reflecting customer growth. In the first nine months of 2025, sales to Residential and C&I customers increased 28.8% and 20.3%, respectively, compared to the same period in 2024, reflecting colder winter weather in 2025 and customer growth. Included in the total gas therm sales increases are 4.6 million therms and 23.5 million therms, respectively, for three and nine months ended September 30, 2025, related to Bangor. Based on weather data collected in the Company’s gas service areas, on average there were 10.7% higher effective degree days in the first nine months of 2025 compared to the same period in 2024. The Company estimates weather-normalized gas therm sales for Northern Utilities' Maine division, the Company's largest non-decoupled gas service area, increased 2.4% in the first nine months of 2025 compared to the same period in 2024. As of September 30, 2025, the number of gas customers increased by approximately 9,420 over the previous year. Included in this increase is 8,820 customers related to Bangor. Sales margins derived from decoupled unit sales (currently representing approximately 43% of total annual therm sales volume) are not sensitive to changes in gas therm sales, although those sales margins are sensitive to changes in the number of customers served.

The following table details total therm sales for the three and nine months ended September 30, 2025 and 2024 by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Residential	2.9	2.5	0.4	16.0%	41.6	32.3	9.3	28.8%
Commercial / Industrial	28.5	25.2	3.3	13.1%	158.3	131.6	26.7	20.3%
Total	31.4	27.7	3.7	13.4%	199.9	163.9	36.0	22.0%

Operating Expenses

Cost of Electric Sales - Cost of Electric Sales includes the cost of electric supply and spending on energy efficiency programs. Cost of Electric Sales decreased $1.6 million, or 4.9%, and $21.7 million, or 19.6%, respectively, in the three and nine months ended September 30, 2025, compared to the same periods in 2024. This decrease reflects an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by higher wholesale electricity prices. Because the Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Cost of Gas Sales - Cost of Gas Sales includes the cost to supply the Company’s total gas requirements and spending on energy efficiency programs. Cost of Gas Sales increased $3.1 million, or 43.7%, and $5.1 million, or 8.6%, in the three and nine months ended September 30, 2025, compared to the same periods in 2024. This increase reflects higher wholesale gas commodity prices and higher gas therm sales. Because the Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expenses increased $1.6 million, or 7.9%, and $8.7 million, or 15.2%, in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase in the three month period reflects higher utility operating costs of $2.0 million and higher acquisition transaction costs of $0.5 million, partially offset by lower benefits costs of $0.9 million. The increase in the nine month period reflects higher utility operating costs of $5.1 million, higher labor costs of $1.2 million and higher acquisition transaction costs of $2.4 million. Included in O&M expense for the three months and nine months ended September 30, 2025 is $0.9 million and $2.6 million, respectively, related to Bangor O&M expenses.

Depreciation and Amortization - Depreciation and Amortization expense increased $3.1 million, or 16.2%, and $10.5 million, or 19.0%, in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase in the three month period reflects higher depreciation rates from recent base rate cases, additional depreciation associated with higher levels of utility plant in service and higher amortization of other deferred costs. The increase in the nine month period reflects higher depreciation rates from recent base rate cases, additional depreciation associated with higher levels of utility plant in service and higher amortization of recoverable storm costs and other deferred costs. Included in Depreciation and Amortization for the three months and nine months ended September 30, 2025 is $0.7 million and $2.0 million, respectively, related to Bangor.

Taxes Other Than Income Taxes - Taxes Other Than Income Taxes increased $0.8 million, or 10.3%, and $0.5 million, or 2.2%, in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase in the three month period reflects higher local property taxes on higher utility plant in service. The increase in the nine month period reflects higher local property taxes on higher utility plant in service partially offset by lower excise taxes. Included in Taxes Other Than Income Taxes for the three months and nine months ended September 30, 2025 is $0.4 million and $0.8 million, respectively, related to Bangor.

Other Expense (Income), Net - Other Expense (Income), Net is unchanged for the three months ended September 30, 2025. Other Expense (Income), Net decreased $1.0 million in the nine months ended September 30, 2025, compared to the same period in 2024, primarily from lower retirement benefit costs.

Income Tax Expense (Benefit) - Federal and State Income Taxes are unchanged for the three months ended September 30, 2025, compared to the same period in 2024. Federal and State Income Taxes increased $0.2 million in the nine months ended September 30, 2025, compared with the same period in 2024.

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

Unitil’s utility subsidiaries operate several reconciling rate mechanisms to recover specifically identified costs on a pass-through basis. These reconciling rate mechanisms track costs and revenue on a monthly basis. In any given month, this tracking and reconciling process will produce either an under-collected or an over-collected position. In accordance with the distribution utilities’ rate tariffs, interest is accrued on these balances and will produce either interest income or interest expense. Consistent with regulatory precedent, interest income is recorded on an under-collection of costs which creates a regulatory asset to be recovered in future periods when rates are reset. Interest expense is recorded on an over-collection of costs, which creates a regulatory liability to be refunded in future periods when rates are reset.

Interest Expense, Net (millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Interest Expense
Long-term Debt	$8.5	$7.1	$1.4	$24.7	$19.6	$5.1
Short-term Debt	1.8	2.6	(0.8)	5.9	8.6	(2.7)
Regulatory Liabilities	0.4	0.6	(0.2)	1.6	1.2	0.4
Subtotal Interest Expense	10.7	10.3	0.4	32.2	29.4	2.8
Interest (Income)
Regulatory Assets	(0.9)	(1.1)	0.2	(2.6)	(3.0)	0.4
AFUDC(1) and Other	(0.9)	(1.8)	0.9	(2.3)	(4.3)	2.0
Subtotal Interest (Income)	(1.8)	(2.9)	1.1	(4.9)	(7.3)	2.4
Total Interest Expense, Net	$8.9	$7.4	$1.5	$27.3	$22.1	$5.2

(1)
AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net increased $1.5 million, or 20.3%, and $5.2 million, or 23.5%, in the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily reflecting higher levels of long-term debt and lower interest income on AFUDC, partially offset by lower interest expense on short-term borrowings.

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

On August 18, 2025, the Company issued and sold 1,602,358 shares of its common stock at a price of $46.65 per share in a registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering was approximately $71.8 million. The proceeds will be used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes. Overall, the results of operations and earnings reflect the higher number of average shares outstanding, period over period.

On June 3, 2025, the Company entered into an at-the-market (ATM) equity offering program with Janney Montgomery Scott LLC and Scotia Capital (USA) Inc., under which the Company may, from time to time, offer and sell shares of Unitil's common stock having an aggregate offering price of up to $50 million. Sales of common stock under the ATM program, if any, are made pursuant to a shelf registration statement on Form S-3 (File No. 333-287753) and a related prospectus supplement filed with the Securities and Exchange Commission. As of September 30, 2025, the Company has sold an aggregate of 27,620 shares under the ATM program for net proceeds of $1.4 million. As of September 30, 2025, approximately $48.5 million remains available for future sales under the program.

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). As of September 30, 2025, September 30, 2024 and December 31, 2024, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Credit Facility has a borrowing limit of $275 million ($200 million as of December 31, 2024), which includes a $25 million sublimit for the issuance of standby letters of credit. Unitil may increase the borrowing limit under the Credit Facility by up to $75 million under certain circumstances. The Credit Facility generally provides Unitil with the ability to elect that borrowings under the Credit Facility bear interest under several options, including a daily fluctuating rate equal to (a) the forward-looking secured overnight financing rate (SOFR) (as administered by the Federal Reserve Bank of New York) term rate with a term equivalent to one month beginning on that date, plus (b) 0.1000%, plus (c) a margin of 1.125% to 1.375% (based on Unitil’s credit rating).

The Company accesses the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $380.0 million for the nine months ended September 30, 2025. Total gross repayments were $368.3 million for the nine months ended September 30, 2025. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30, 2025, September 30, 2024 and December 31, 2024:

	Revolving Credit Facility (millions)
	September 30,		December 31,
	2025	2024	2024
Limit	$275.0	$200.0	$200.0
Short-Term Borrowings Outstanding	117.5	64.3	105.8
Available	$157.5	$135.7	$94.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2025, September 30, 2024 and December 31, 2024, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

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

On July 8, 2025, Bangor issued $14.0 million of Notes due 2030 at 5.70% and $18.0 million of Notes due 2035 at 6.31%. Bangor used the net proceeds to refinance existing debt and for general corporate purposes. Approximately $0.2 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt for presentation purposes on the Consolidated Balance Sheet in the third quarter of 2025.

On October 31, 2025, the Company entered into a senior unsecured delayed-draw term loan facility with The Bank of Nova Scotia. The proceeds of the $86.0 million facility were used to fund the acquisition of Maine Natural Gas on October 31, 2025. The facility provides that the Company has an option for determining whether interest on loans under the facility will bear interest based on a Base Rate plus an applicable margin of 0.25% or based on a one month Term SOFR plus a SOFR adjustment of 0.10% plus an applicable margin of 1.25%. The Base Rate is equal to the highest of the (a) Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by The Bank of Nova Scotia as its "prime rate", or (c) one month Term SOFR plus a SOFR adjustment of 0.10% plus 1.00%. The facility has a maturity date of October 31, 2026.

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

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2025, there were no guarantees outstanding.

Northern Utilities and Bangor enter into asset management agreements under which Northern Utilities and Bangor release certain gas pipeline and storage assets, sell to an asset manager and subsequently repurchase the gas over the course of the gas heating season at the same price at which they sold the gas to the asset manager. There was $14.4 million of natural gas storage inventory and corresponding obligations at September 30, 2025 related to these asset management agreements.

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

Critical Accounting Policies AND ESTIMATES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company sometimes is required to make difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of September 30, 2025, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2024. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2024 Annual Report on Form 10-K for additional information.

EMPLOYEES

As of September 30, 2025, the Company and its subsidiaries had 575 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

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

As of September 30, 2025, 183 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of September 30, 2025:

	Employees Covered	CBA Expiration
Bangor	13	5/31/2026
Fitchburg	45	5/31/2027
Granite State	5	3/31/2026
Northern Utilities ME Division	39	3/31/2026
Northern Utilities NH Division	35	5/31/2030
Unitil Energy	41	5/31/2028
Unitil Service	5	5/31/2028

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes or bonds bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended September 30, 2025 and September 30, 2024 were 5.5% and 6.6%, respectively. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the nine months ended September 30, 2025 and September 30, 2024 were 5.5% and 6.6%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2024 was 6.5%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues
Electric	$64.3	$62.5	$175.5	$192.5
Gas	36.8	30.4	199.0	174.8
Total Operating Revenues	101.1	92.9	374.5	367.3
Operating Expenses
Cost of Electric Sales	31.2	32.8	89.1	110.8
Cost of Gas Sales	10.2	7.1	64.3	59.2
Operation and Maintenance	21.9	20.3	65.8	57.1
Depreciation and Amortization	22.2	19.1	65.7	55.2
Taxes Other Than Income Taxes	8.6	7.8	23.1	22.6
Total Operating Expenses	94.1	87.1	308.0	304.9
Operating Income	7.0	5.8	66.5	62.4
Interest Expense, Net	8.9	7.4	27.3	22.1
Other Expense (Income), Net	(0.3)	(0.3)	(0.9)	0.1
Income (Loss) Before Income Taxes	(1.6)	(1.3)	40.1	40.2
Income Tax Expense (Benefit)	(1.3)	(1.3)	8.9	8.7
Net Income (Loss) Applicable to Common Shares	$(0.3)	$—	$31.2	$31.5
Earnings Per Common Share – Basic and Diluted	$(0.02)	$—	$1.89	$1.96
Weighted Average Common Shares Outstanding – Basic and Diluted	17.0	16.1	16.4	16.1

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	September 30,		December 31,
	2025	2024	2024
ASSETS:
Current Assets:
Cash and Cash Equivalents	$14.6	$6.3	$6.3
Accounts Receivable, Net	63.6	56.0	75.0
Accrued Revenue	64.7	65.4	77.4
Exchange Gas Receivable	15.1	9.3	6.4
Refundable Taxes	—	3.8	1.5
Gas Inventory	1.3	1.1	1.1
Materials and Supplies	14.8	13.8	14.2
Prepayments and Other	9.4	6.9	6.9
Total Current Assets	183.5	162.6	188.8
Utility Plant:
Electric	734.8	670.2	699.4
Gas	1,294.1	1,140.4	1,189.9
Common	74.2	67.7	69.0
Construction Work in Progress	121.6	136.3	92.9
Utility Plant	2,224.7	2,014.6	2,051.2
Less: Accumulated Depreciation	541.8	512.2	511.6
Net Utility Plant	1,682.9	1,502.4	1,539.6
Other Noncurrent Assets:
Regulatory Assets	45.1	49.5	41.9
Operating Lease Right of Use Assets	6.8	4.6	6.7
Goodwill	1.6	—	—
Other Assets	24.8	18.0	17.5
Total Other Noncurrent Assets	78.3	72.1	66.1
TOTAL ASSETS	$1,944.7	$1,737.1	$1,794.5

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	September 30,		December 31,
	2025	2024	2024
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$42.8	$36.2	$49.7
Short-Term Debt	117.5	64.3	105.8
Long-Term Debt, Current Portion	34.9	4.9	4.9
Regulatory Liabilities	18.4	22.4	17.2
Energy Supply Obligations	17.0	12.8	10.0
Interest Payable	7.9	7.4	8.4
Environmental Obligations	0.8	0.8	0.7
Operating Lease Obligations	1.9	1.6	1.8
Taxes Payable	3.2	—	—
Other Current Liabilities	30.2	28.8	30.2
Total Current Liabilities	274.6	179.2	228.7
Noncurrent Liabilities:
Retirement Benefit Obligations	26.0	42.5	25.5
Deferred Income Taxes, net	188.2	176.6	186.1
Cost of Removal Obligations	151.4	139.3	139.2
Regulatory Liabilities	52.2	46.3	46.8
Environmental Obligations	8.0	4.0	7.1
Operating Lease Obligations	4.9	3.0	4.9
Other Noncurrent Liabilities	6.6	5.4	5.3
Total Noncurrent Liabilities	437.3	417.1	414.9
Capitalization:
Long-Term Debt, Less Current Portion	635.6	638.4	638.4
Stockholders’ Equity:
Common Equity (No par value, Authorized: 25,000,000 and Outstanding: 17,899,410, 16,177,314 and 16,192,345 Shares)	416.7	339.8	341.2
Retained Earnings	180.3	162.4	171.1
Total Common Stock Equity	597.0	502.2	512.3
Preferred Stock	0.2	0.2	0.2
Total Stockholders’ Equity	597.2	502.4	512.5
Total Capitalization	1,232.8	1,140.8	1,150.9
Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,944.7	$1,737.1	$1,794.5

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions) (UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net Income	$31.2	$31.5
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	65.7	55.2
Deferred Tax Provision	(0.3)	12.0
Changes in Working Capital Items:
Accounts Receivable	15.2	19.0
Accrued Revenue	17.4	(2.0)
Regulatory Liabilities	1.2	8.9
Exchange Gas Receivable	(8.7)	0.1
Accounts Payable	(12.0)	(11.5)
Other Changes in Working Capital Items	1.2	(0.4)
Deferred Regulatory and Other Charges	(7.8)	(5.7)
Other, net	6.8	(4.5)
Cash Provided by Operating Activities	109.9	102.6
Investing Activities:
Property, Plant and Equipment Additions	(127.4)	(114.3)
Acquisition, Net of Cash Acquired	(71.4)	—
Cash Used in Investing Activities	(198.8)	(114.3)
Financing Activities:
Proceeds from (Repayment of) Short-Term Debt, net	11.7	(97.7)
Issuance of Long-Term Debt	32.0	135.0
Repayment of Long-Term Debt	(4.9)	(4.9)
Long-Term Debt Issuance costs	(0.2)	(1.0)
Net Increase in Exchange Gas Financing	7.2	0.1
Decrease in Capital Lease Obligations	—	(0.1)
Dividends Paid	(22.0)	(20.6)
Proceeds from Issuance of Common Stock	73.4	0.7
Cash Provided by Financing Activities	97.2	11.5
Net Increase (Decrease) in Cash and Cash Equivalents	8.3	(0.2)
Cash and Cash Equivalents at Beginning of Period	6.3	6.5
Cash and Cash Equivalents at End of Period	$14.6	$6.3
Supplemental Cash Flow Information:
Interest Paid	$30.2	$23.6
Income Taxes Paid	$4.9	$2.5
Payments on Capital Leases	$0.1	$0.1
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$11.4	$11.8
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$1.6	$0.5

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended September 30, 2025
Balance at July 1, 2025	$344.6	$188.0	$532.6
Net Loss		(0.3)	(0.3)
Dividends ($0.45 per Common Share)		(7.4)	(7.4)
Stock Compensation Plans	0.6		0.6
Issuance of 1,608,015 Common Shares	71.5		71.5
Balance at September 30, 2025	$416.7	$180.3	$597.0
Three Months Ended September 30, 2024
Balance at July 1, 2024	$339.3	$169.3	$508.6
Net Income		—	—
Dividends ($0.425 per Common Share)		(6.9)	(6.9)
Stock Compensation Plans	0.3		0.3
Issuance of 4,182 Common Shares	0.2		0.2
Balance at September 30, 2024	$339.8	$162.4	$502.2

	Common Equity	Retained Earnings	Total
Nine Months Ended September 30, 2025
Balance at January 1, 2025	$341.2	$171.1	$512.3
Net Income		31.2	31.2
Dividends ($1.35 per Common Share)		(22.0)	(22.0)
Stock Compensation Plans	2.1		2.1
Issuance of 1,646,326 Common Shares	73.4		73.4
Balance at September 30, 2025	$416.7	$180.3	$597.0
Nine Months Ended September 30, 2024
Balance at January 1, 2024	$337.6	$151.5	$489.1
Net Income		31.5	31.5
Dividends ($1.275 per Common Share)		(20.6)	(20.6)
Stock Compensation Plans	1.5		1.5
Issuance of 15,230 Common Shares	0.7		0.7
Balance at September 30, 2024	$339.8	$162.4	$502.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations - Unitil Corporation (Unitil or the Company) is a public utility holding company. Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. The following companies are wholly owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (Unitil Energy), Fitchburg Gas and Electric Light Company (Fitchburg), Northern Utilities, Inc. (Northern Utilities), Bangor Natural Gas Company, (Bangor), Granite State Gas Transmission, Inc. (Granite State), Unitil Power Corp. (Unitil Power), Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service), Unitil Water Corp. (Unitil Water), and its non-regulated business unit Unitil Resources, Inc. (Unitil Resources).

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

Unitil also has four other wholly owned subsidiaries: Unitil Service, Unitil Resources, Unitil Realty and Unitil Water. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology, energy management and management services on a centralized basis to its affiliated Unitil companies. Unitil Resources is the Company’s wholly owned non-regulated subsidiary, which currently does not have any activity. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire and leases this facility to Unitil Service under a long-term lease arrangement. Unitil Realty also owns land in Kingston, New Hampshire, on which Unitil Energy’s solar facility is located, which became operational in May 2025. Unitil Water currently has no activity.

On October 31, 2025, Unitil Corporation acquired Maine Natural Gas Company, a natural gas distribution utility.

Basis of Presentation - The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025. For additional information, refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (SEC) on February 10, 2025, for a description of the Company’s Basis of Presentation.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended September 30, 2025
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$33.6	$10.1	$43.7
Commercial and Industrial	25.4	17.5	42.9
Other	2.6	1.4	4.0
Total Billed and Unbilled Revenue	61.6	29.0	90.6
Rate Adjustment Mechanism Revenue	2.7	7.8	10.5
Total Electric and Gas Operating Revenues	$64.3	$36.8	$101.1

	Three Months Ended September 30, 2024
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$37.4	$8.9	$46.3
Commercial and Industrial	27.4	15.2	42.6
Other	2.7	1.2	3.9
Total Billed and Unbilled Revenue	67.5	25.3	92.8
Rate Adjustment Mechanism Revenue	(5.0)	5.1	0.1
Total Electric and Gas Operating Revenues	$62.5	$30.4	$92.9

	Nine Months Ended September 30, 2025
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$90.2	$86.9	$177.1
Commercial and Industrial	69.9	117.9	187.8
Other	9.3	11.3	20.6
Total Billed and Unbilled Revenue	169.4	216.1	385.5
Rate Adjustment Mechanism Revenue	6.1	(17.1)	(11.0)
Total Electric and Gas Operating Revenues	$175.5	$199.0	$374.5

	Nine Months Ended September 30, 2024
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$108.4	$68.3	$176.7
Commercial and Industrial	81.7	97.4	179.1
Other	7.2	6.9	14.1
Total Billed and Unbilled Revenue	197.3	172.6	369.9
Rate Adjustment Mechanism Revenue	(4.8)	2.2	(2.6)
Total Electric and Gas Operating Revenues	$192.5	$174.8	$367.3

Revenue decoupling eliminates the dependency of distribution revenue on the volume of electricity or gas sold. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the Massachusetts Department of Public Utilities (MDPU) and New Hampshire Public Utilities Commission (NHPUC). The Company's electric and gas sales in Massachusetts and New Hampshire are now largely decoupled.

Income Taxes - The Company is subject to Federal and State income taxes and various other business taxes. The Company’s process for determining income tax amounts involves estimating the Company’s current tax liabilities and assessing temporary and permanent differences resulting from the timing of the deductions of expenses and recognition of taxable income for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheets. The Company accounts for income tax assets, liabilities and expenses in accordance with the Financial Accounting Standards Board (FASB) Codification guidance on Income Taxes. The Company classifies penalties and interest expense related to income tax liabilities as income tax expense and interest expense, respectively, in the Consolidated Statements of Earnings.

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

Cash and Cash Equivalents - Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of September 30, 2025, September 30, 2024 and December 31, 2024, the Unitil subsidiaries had deposited $11.8 million, $5.8 million and $5.0 million, respectively to satisfy their ISO-NE obligations.

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

The Allowance for Doubtful Accounts as of September 30, 2025, September 30, 2024 and December 31, 2024, was as follows:

	September 30,		December 31,
(millions)	2025	2024	2024
Allowance for Doubtful Accounts	$1.2	$2.0	$2.4

Accounts Receivable, Net includes $1.2 million, $1.9 million, and $2.3 million of the Allowance for Doubtful Accounts at September 30, 2025, September 30, 2024 and December 31, 2024, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes less than $0.1 million, less than $0.1 million and $0.1 million of the Allowance for Doubtful Accounts at September 30, 2025, September 30, 2024 and December 31, 2024, respectively.

Accrued Revenue - Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of September 30, 2025, September 30, 2024 and December 31, 2024.

	September 30,		December 31,
Accrued Revenue (millions)	2025	2024	2024
Regulatory Assets – Current	$60.5	$61.3	$70.1
Unbilled Revenues, net	4.2	4.1	7.3
Total Accrued Revenue	$64.7	$65.4	$77.4

Exchange Gas Receivable - Northern Utilities, Bangor and Fitchburg have gas exchange and storage agreements whereby gas purchases during the months of April through October are delivered to a third party. The third party delivers gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of September 30, 2025, September 30, 2024 and December 31, 2024.

	September 30,		December 31,
Exchange Gas Receivable (millions)	2025	2024	2024
Northern Utilities	$12.8	$8.8	$6.0
Fitchburg	0.7	0.5	0.4
Bangor	1.6	—	—
Total Exchange Gas Receivable	$15.1	$9.3	$6.4

Gas Inventory - The Company uses the weighted average cost methodology to value gas inventory. The following table shows the components of Gas Inventory as of September 30, 2025, September 30, 2024 and December 31, 2024.

	September 30,		December 31,
Gas Inventory (millions)	2025	2024	2024
Natural Gas	$0.4	$0.2	$0.2
Propane	0.4	0.4	0.4
Liquefied Natural Gas & Other	0.5	0.5	0.5
Total Gas Inventory	$1.3	$1.1	$1.1

Utility Plant - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At September 30, 2025, September 30, 2024 and December 31, 2024, the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations, were estimated to be $151.4 million, $139.3 million, and $139.2 million, respectively.

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

Regulatory Accounting - The Company’s principal business is the distribution of electricity and natural gas. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC, Northern Utilities is regulated by the Maine Public Utility Commission (MPUC) and NHPUC, and Bangor is regulated by the MPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of September 30, 2025, September 30, 2024 and December 31, 2024, the Company has recorded $8.0 million, $6.8 million and $7.9 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	September 30,		December 31,
Regulatory Assets consist of the following (millions)	2025	2024	2024
Retirement Benefits	$19.1	$26.2	$14.4
Energy Supply and Other Rate Adjustment Mechanisms	55.4	56.5	65.4
Deferred Storm Charges	7.5	8.9	8.3
Environmental	10.6	6.3	9.4
Income Taxes	0.5	0.5	0.4
Other Deferred Charges	12.5	12.4	14.1
Total Regulatory Assets	105.6	110.8	112.0
Less: Current Portion of Regulatory Assets(1)	60.5	61.3	70.1
Regulatory Assets – noncurrent	$45.1	$49.5	$41.9

(1)
Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Regulatory Liabilities consist of the following (millions)	2025	2024	2024
Income Taxes (Note 8)	$48.8	$50.0	$50.4
Rate Adjustment Mechanisms & Other	15.5	18.7	13.6
Retirement Benefits	6.3	—	—
Total Regulatory Liabilities	70.6	68.7	64.0
Less: Current Portion of Regulatory Liabilities	18.4	22.4	17.2
Regulatory Liabilities – noncurrent	$52.2	$46.3	$46.8

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Included in Regulatory Assets as of September 30, 2025 are $6.7 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

At September 30, 2025, September 30, 2024 and December 31, 2024, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, was $6.1 million, $5.8 million and $6.3 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	September 30,		December 31,
Fair Value of Marketable Securities (millions)	2025	2024	2024
Money Market Funds	$1.8	$1.8	$2.5
Fixed Income Funds	4.3	4.0	3.8
Total Marketable Securities	$6.1	$5.8	$6.3

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

At September 30, 2025, September 30, 2024 and December 31, 2024, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $3.2 million, $2.1 million and $2.2 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	September 30,		December 31,
Fair Value of Marketable Securities (millions)	2025	2024	2024
Equity Funds	$2.9	$1.9	$2.0
Fixed Income Funds	0.2	0.1	0.1
Money Market Funds	0.1	0.1	0.1
Total Marketable Securities	$3.2	$2.1	$2.2

Goodwill - In January, the Company completed the acquisition of Bangor Natural Gas Company resulting in the recognition of $1.6 million of goodwill. Goodwill is subject to an assessment for impairment at least annually and more frequently if indicators of impairment arise that would more likely than not reduce the fair value of the Company's reporting units below their carrying amounts (see Acquisition of Bangor Natural Gas).

Energy Supply Obligations - The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Energy Supply Obligations (millions)	2025	2024	2024
Current:
Exchange Gas Obligation	$14.4	$8.8	$6.0
Renewable Energy Portfolio Standards	2.6	4.0	4.0
Total Energy Supply Obligations	$17.0	$12.8	$10.0

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

In December 2024, the Massachusetts Legislature approved “An Act promoting a clean energy grid, advancing equity, and protecting ratepayers” which, among other provisions, extends the period for long-term renewable contracts up to 30 years and directs the EDCs to “jointly and competitively solicit proposals for energy storage systems and enter into cost-effective long-term contracts equal to, in the aggregate, approximately 5,000 megawatts of energy storage systems not later than July 31, 2030.” The first solicitation will be for the environmental attributes associated with approximately 1,500 megawatts of mid-duration storage. The RFP for the first round was released on July 31, 2025 and bids were due on September 10, 2025. The DOER and MA EDCs are evaluating the bids. Selection of projects is scheduled to occur on December 9, 2025.

Recently Issued Pronouncements - In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has determined this new guidance will not have a material effect on the Company’s Consolidated Financial Statements.

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

In connection with this acquisition, the Company recorded $66.7 million of net utility plant, $3.8 million working capital, $1.6 million goodwill, $0.2 million noncurrent assets and $0.9 million noncurrent regulatory liabilities. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and purchase accounting adjustments. The financial results associated with this acquisition are included within the gas segment. The operating revenues and net income of this acquisition were not material to the consolidated results for the nine months ended September 30, 2025.

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

Subsequent Events - The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements, except for the closing of the Company's acquisition of Maine Natural Gas Company (Maine Natural) and the Company entering into a senior unsecured delayed-draw term loan facility to fund the acquisition of Maine Natural on October 31, 2025. See below for the discussion of Maine Natural and see Note 4, Debt and Financing Arrangements for a discussion of the term loan facility.

Acquisition of Maine Natural Gas Company - On March 31, 2025, Unitil entered into a Stock Purchase Agreement (the Purchase Agreement) between the Company and Avangrid Enterprises, Inc. (the Seller). Pursuant to, and subject to the terms and conditions of, the Purchase Agreement, the Company agreed to acquire all of the issued and outstanding shares of capital stock of Maine Natural from the Seller for $86.0 million in cash, subject to certain adjustments as provided in the Purchase Agreement. The MPUC issued an order on September 12, 2025 approving the merger of Maine Natural into Unitil. The transaction closed on October 31, 2025.

In connection with Unitil’s acquisition of Maine Natural, the Company entered into a Transition Services Agreement dated October 31, 2025 between Maine Natural and Avangrid Service Company (Avangrid). Pursuant to the Transition Services Agreement, Avangrid will provide Maine Natural with certain services at cost, for up to 12 months, in order to continue the operation and maintenance of Maine Natural substantially consistent with past practices until Unitil has completed the successful transition.

Note 2 - Dividends Declared Per Share

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
10/29/25	11/28/25	11/13/25	$0.450
07/29/25	08/28/25	08/14/25	$0.450
04/30/25	05/30/25	05/15/25	$0.450
01/29/25	02/28/25	02/13/25	$0.450
10/30/24	11/29/24	11/14/24	$0.425
07/31/24	08/29/24	08/15/24	$0.425
05/1/24	05/31/24	05/16/24	$0.425
01/31/24	02/29/24	02/14/24	$0.425

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

Unitil (the holding company), and Unitil Resources are included in the “Other” category (ASC 280-10-50-15). The holding company has no operating income of its own. The earnings of the holding company are principally derived from income earned on short-term investments. Unitil Resources is the Company’s wholly owned non-regulated subsidiary and currently does not have any activity. Unitil Service provides centralized management and administrative services, including information systems management and financial record keeping, to support the affiliated Unitil companies. Unitil Realty owns certain real estate, principally the Company’s corporate headquarters in Hampton, New Hampshire and land in Kingston, New Hampshire, which holds Unitil Energy's solar facility which became operational in May 2025. Unitil Service’s and Unitil Realty’s costs are allocated to the Electric and Gas segments based on cost allocation factors.

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

The following table provides significant segment financial data for the three and nine months ended September 30, 2025 and September 30, 2024.

Three Months Ended September 30, 2025 (millions)	Electric	Gas	Total Reportable Segments	Other	Total
Total Operating Revenues	$64.3	$36.8	$101.1	$—	$101.1
Energy Supply Costs	31.2	10.2	41.4	—	41.4
Operation and Maintenance	9.6	11.8	21.4	0.5	21.9
Depreciation and Amortization	8.0	14.2	22.2	—	22.2
Other Segment Expenses (Income)	4.0	4.4	8.4	(0.1)	8.3
Interest Income	(0.9)	(1.0)	(1.9)	0.1	(1.8)
Interest Expense	3.8	6.4	10.2	0.5	10.7
Income Tax Expense (Benefit)	1.9	(2.7)	(0.8)	(0.5)	(1.3)
Net Income Attributable to Common Shares	$6.7	$(6.5)	$0.2	$(0.5)	$(0.3)

Capital Expenditures	$15.6	$39.0	$54.6	$—	$54.6

Three Months Ended September 30, 2024 (millions)
Total Operating Revenues	$62.5	$30.4	$92.9	$—	$92.9
Energy Supply Costs	32.8	7.1	39.9	—	39.9
Operation and Maintenance	9.1	10.5	19.6	0.7	20.3
Depreciation and Amortization	7.6	11.8	19.4	(0.3)	19.1
Other Segment Expenses (Income)	3.4	3.8	7.2	0.3	7.5
Interest Income	(2.5)	(1.3)	(3.8)	0.9	(2.9)
Interest Expense	5.0	6.1	11.1	(0.8)	10.3
Income Tax Expense (Benefit)	1.1	(2.4)	(1.3)	—	(1.3)
Net Income Attributable to Common Shares	$6.0	$(5.2)	$0.8	$(0.8)	$—

Capital Expenditures	$13.9	$41.6	$55.5	$1.9	$57.4

Nine Months Ended September 30, 2025 (millions)	Electric	Gas	Total Reportable Segments	Other	Total
Total Operating Revenues	$175.5	$199.0	$374.5	$—	$374.5
Energy Supply Costs	89.1	64.3	153.4	—	153.4
Operation and Maintenance	28.7	34.8	63.5	2.3	65.8
Depreciation and Amortization	23.7	42.0	65.7	—	65.7
Other Segment Expenses (Income)	9.4	13.1	22.5	(0.3)	22.2
Interest Income	(2.5)	(2.5)	(5.0)	0.1	(4.9)
Interest Expense	11.0	18.5	29.5	2.7	32.2
Income Tax Expense (Benefit)	3.0	7.3	10.3	(1.4)	8.9
Net Income Attributable to Common Shares	$13.1	$21.5	$34.6	$(3.4)	$31.2

Segment Assets	$699.8	$1,210.5	$1,910.3	$34.4	$1,944.7
Capital Expenditures	$52.8	$74.6	$127.4	$—	$127.4

Nine Months Ended September 30, 2024 (millions)
Total Operating Revenues	$192.5	$174.8	$367.3	$—	$367.3
Energy Supply Costs	110.8	59.2	170.0	—	170.0
Operation and Maintenance	25.9	30.3	56.2	0.9	57.1
Depreciation and Amortization	21.7	33.5	55.2	—	55.2
Other Segment Expenses (Income)	9.7	13.1	22.8	(0.1)	22.7
Interest Income	(4.2)	(3.1)	(7.3)	—	(7.3)
Interest Expense	11.4	17.7	29.1	0.3	29.4
Income Tax Expense (Benefit)	2.9	5.9	8.8	(0.1)	8.7
Net Income Attributable to Common Shares	$14.3	$18.2	$32.5	$(1.0)	$31.5

Segment Assets	$625.4	$1,066.7	$1,692.1	$45.0	$1,737.1
Capital Expenditures	$34.3	$76.3	$110.6	$3.7	$114.3

Note 4 - Debt AND FINANCING ARRANGEMENTS

Details on long-term debt at September 30, 2025, September 30, 2024 and December 31, 2024 are shown below.

(millions)	September 30,		December 31,
	2025	2024	2024
Unitil Corporation:
3.70% Senior Notes, Due August 1, 2026	$30.0	$30.0	$30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0	30.0
5.99% Senior Notes, Due August 21, 2034	20.0	20.0	20.0
Unitil Energy First Mortgage Bonds:
6.96% Senior Secured Notes, Due September 1, 2028	6.0	8.0	8.0
8.00% Senior Secured Notes, Due May 1, 2031	9.0	10.5	10.5
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
5.69% Senior Secured Notes, Due August 21, 2054	40.0	40.0	40.0
Fitchburg:
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	4.8	6.0	6.0
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
5.70% Senior Notes, Due July 2, 2033	12.0	12.0	12.0
5.54% Senior Notes, Due August 21, 2034	12.5	12.5	12.5
3.78% Senior Notes, Due September 15, 2040	27.5	27.5	27.5
5.99% Senior Notes, Due August 21, 2044	12.5	12.5	12.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
5.96% Senior Notes, Due July 2, 2053	13.0	13.0	13.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
5.54% Senior Notes, Due August 21, 2034	25.0	25.0	25.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
5.74% Senior Notes, Due August 21, 2039	15.0	15.0	15.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Bangor:
5.70% Senior Notes, Due July 8, 2030	14.0	—	—
6.31% Senior Notes, Due July 8, 2035	18.0	—	—
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0
5.74% Senior Notes, Due August 21, 2034	10.0	10.0	10.0
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	3.6	3.8	3.8
Total Long-Term Debt	674.4	647.3	647.3
Less: Unamortized Debt Issuance Costs	3.9	4.0	4.0
Total Long-Term Debt, net of Unamortized Debt Issuance Costs	670.5	643.3	643.3
Less: Current Portion	34.9	4.9	4.9
Total Long-term Debt, Less Current Portion	$635.6	$638.4	$638.4

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

(millions)	September 30,		December 31,
	2025	2024	2024
Estimated Fair Value of Long-Term Debt	$626.3	$617.9	$598.9

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

The Credit Facility has a borrowing limit of $275 million ($200 million as of December 31, 2024), which includes a $25 million sublimit for the issuance of standby letters of credit. Unitil may increase the borrowing limit under the Credit Facility by up to $75 million under certain circumstances. The Credit Facility generally provides Unitil with the ability to elect that borrowings under the Credit Facility bear interest under several options, including a daily fluctuating rate equal to (a) the forward-looking secured overnight financing rate (SOFR) (as administered by the Federal Reserve Bank of New York) term rate with a term equivalent to one month beginning on that date, plus (b) 0.1000%, plus (c) a margin of 1.125% to 1.375% (based on Unitil’s credit rating).

The Company accesses the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $380.0 million for the nine months ended September 30, 2025. Total gross repayments were $368.3 million for the nine months ended September 30, 2025. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30, 2025, September 30, 2024 and December 31, 2024:

	Revolving Credit Facility (millions)
	September 30,		December 31,
	2025	2024	2024
Limit	$275.0	$200.0	$200.0
Short-Term Borrowings Outstanding	117.5	64.3	105.8
Available	$157.5	$135.7	$94.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2025, September 30, 2024 and December 31, 2024, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

The average interest rates on all short-term borrowings and intercompany money pool transactions were 5.5% and 6.6% for the three months ended September 30, 2025 and September 30, 2024, respectively. The average interest rates on all short-term borrowings and intercompany money pool transactions were 5.5% and 6.6% for the nine months ended September 30, 2025 and September 30, 2024, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2024 was 6.5%.

On July 8, 2025, Bangor issued $14.0 million of Notes due 2030 at 5.70% and $18.0 million of Notes due 2035 at 6.31%. Bangor used the net proceeds to refinance existing debt and for general corporate purposes. Approximately $0.2 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt for presentation purposes on the Consolidated Balance Sheet in the third quarter of 2025.

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

On October 31, 2025, the Company entered into a senior unsecured delayed-draw term loan facility with The Bank of Nova Scotia. The proceeds of the $86.0 million facility were used to fund the acquisition of Maine Natural on October 31, 2025. The facility provides that the Company has an option for determining whether interest on loans under the facility will bear interest based on a Base Rate plus an applicable margin of 0.25% or based on a one month Term SOFR plus a SOFR adjustment of 0.10% plus an applicable margin of 1.25%. The Base Rate is equal to the highest of the (a) Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by The Bank of Nova Scotia as its "prime rate", or (c) one month Term SOFR plus a SOFR adjustment of 0.10% plus 1.00%. The facility has a maturity date of October 31, 2026.

Northern Utilities and Bangor enter into asset management agreements under which Northern Utilities and Bangor release certain gas pipeline and storage assets, sell to an asset manager and subsequently repurchase the gas over the course of the gas heating season at the same price at which they sold the gas to the asset manager. There was $14.4 million of natural gas storage inventory and corresponding obligations at September 30, 2025 related to these asset management agreements.

Guarantees

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2025, there were no guarantees outstanding.

Leases

Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the three months ended September 30, 2025 and September 30, 2024 amounted to $0.6 million and $0.5 million, respectively. Total rental expense under operating leases charged to operations for the nine months ended September 30, 2025 and September 30, 2024 amounted to $1.7 million and $1.6 million, respectively.

The balance sheet classification of the Company’s lease obligations was as follows:

	September 30,		December 31,
Lease Obligations (millions)	2025	2024	2024
Operating Lease Obligations:
Operating Lease Obligations (current portion)	$1.9	$1.6	$1.8
Operating Lease Obligations (long-term portion)	4.9	3.0	4.9
Total Operating Lease Obligations	6.8	4.6	6.7
Capital Lease Obligations:
Other Current Liabilities (current portion)	0.2	0.1	0.1
Other Noncurrent Liabilities (long-term portion)	0.3	0.3	0.4
Total Capital Lease Obligations	0.5	0.4	0.5
Total Lease Obligations	$7.3	$5.0	$7.2

Cash paid for amounts included in the measurement of operating lease obligations for the nine months ended September 30, 2025 and September 30, 2024 was $1.7 million and $1.6 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.

Assets under capital leases amounted to approximately $0.8 million, $0.7 million and $0.6 million as of September 30, 2025, September 30, 2024 and December 31, 2024, respectively, less accumulated amortization of $0.3 million, $0.3 million and $0.1 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of September 30, 2025. The payments for operating leases consist of $1.9 million of current Operating Lease Obligations and $4.9 million of noncurrent Operating Lease Obligations on the Company’s Consolidated Balance Sheets as of September 30, 2025. The payments for capital leases consist of $0.2 million of current capital lease obligations, which are included in Other Current Liabilities and $0.3 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of September 30, 2025.

Lease Payments ($000’s)	Operating	Capital
Year Ending December 31,	Leases	Leases
Rest of 2025	$588	$45
2026	2,175	186
2027	1,891	163
2028	1,330	78
2029	1,000	54
2030 - 2034	588	16
Total Payments	7,572	542
Less: Interest	777	45
Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$6,795	$497

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of September 30, 2025, the weighted average remaining lease term is 3.9 years and the weighted average operating discount rate used to determine the operating lease obligations was 5.3%. As of September 30, 2024, the weighted average remaining lease term was 3.5 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.6%.

Note 5 – equity

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 17,899,410, 16,177,314 and 16,192,345 shares of common stock outstanding at September 30, 2025, September 30, 2024 and December 31, 2024, respectively.

The following table summarizes the Company's common shares activity for the nine months ended September 30, 2025:

Common Stock	Shares
Shares as of December 31, 2024	16,192,345
Shares Issued - DRP	16,348
Shares Issued - ATM	27,620
Shares Issued - Equity Issuance	1,602,358
Shares Issued - RSU Settlement	8,525
Shares Issued - Time Restricted	26,430
Shares Issued - Performance Restricted	26,430
Forfeited Shares - Time Restricted	(396)
Forfeited Shares - Performance Restricted	(250)
Shares as of September 30, 2025	17,899,410

Unitil Corporation Common Stock Offering - On August 18, 2025, the Company issued and sold 1,602,358 shares of its common stock at a price of $46.65 per share in a registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering was approximately $71.8 million. The proceeds will be used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes. Overall, the results of operations and earnings reflect the higher number of average shares outstanding period over period.

At-the-Market Equity Offering Program - On June 3, 2025, the Company entered into an at-the-market (ATM) equity offering program with Janney Montgomery Scott LLC and Scotia Capital (USA) Inc., under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $50 million. Sales of common stock under the ATM program are made pursuant to a shelf registration statement on Form S-3 (File No. File No. 333-287753) and a related prospectus supplement filed with the Securities and Exchange Commission.

During the nine months ended September 30, 2025, the Company sold 27,620 shares of common stock under the ATM program at an average price of $53.00 per share, resulting in gross proceeds of $1.5 million and net proceeds of $1.4 million after deducting commissions and offering expenses. During the three months ended September 30, 2025, the Company sold zero shares of common stock under the ATM program. As of September 30, 2025, $48.5 million remains available for future sales under the program.

The Company intends to use the net proceeds from the ATM program for general corporate purposes, including capital contributions to the Company's utility subsidiaries, repayment of debt, acquisitions, capital expenditures and working capital, as described in the prospectus supplement relating to the ATM program.

Dividend Reinvestment and Stock Purchase Plan - During the first nine months of 2025, the Company sold 16,348 shares of its common stock, at an average price of $52.67 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $861,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

Stock Plan - The Company maintains the Unitil Corporation Third Amended and Restated 2003 Stock Plan (the Stock Plan). Participants in the Stock Plan are selected by the Compensation Committee of the Board of Directors to receive awards under the Stock Plan, including: (i) awards of restricted shares that vest based on time (Time Restricted Shares); (ii) awards of restricted shares that vest based on performance (Performance Restricted Shares); or (iii) awards of restricted stock units (Restricted Stock Units). The Compensation Committee has the authority to determine the sizes of awards; determine the terms and conditions of awards in a manner consistent with the Stock Plan; construe and interpret the Stock Plan and any agreement or instrument entered into under the Stock Plan as they apply to participants; establish, amend, or waive rules and regulations for the Stock Plan’s administration as they apply to participants; and, subject to the provisions of the Stock Plan, amend the terms and conditions of any outstanding award to the extent such terms and conditions are within the discretion of the Compensation Committee as provided for in the Stock Plan. On May 1, 2024, the Company’s shareholders approved an amendment to the Stock Plan to, among other things, increase the maximum number of shares of common stock available for awards to plan participants.

The maximum number of shares available for awards to participants under the Stock Plan was 1,027,500 as of September 30, 2025. The maximum number of shares that may be awarded in any one calendar year to any one participant is 20,000. In the event of certain changes in capitalization of the Company, the Compensation Committee is authorized to make an equitable adjustment to the number and kind of shares of common stock that may be delivered under the Stock Plan and, in addition, may authorize and make an equitable adjustment to the Stock Plan’s annual individual award limit.

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

On January 28, 2025, 26,430 Time Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.4 million. There were 17,883 and 58,413 non-vested Time Restricted Shares under the Stock Plan as of September 30, 2025 and 2024, respectively. The weighted average grant date fair value of these shares was $50.94 and $47.75 per share, respectively. The compensation expense associated with the issuance of Time Restricted Shares under the Stock Plan is recognized over the vesting period and was $1.9 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, there was approximately $0.9 million of total unrecognized compensation cost for Time Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.8 years. During the nine months ended September 30, 2025 there were 396 Time Restricted Shares forfeited and zero Time Restricted Shares cancelled under the Stock Plan.

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

Prior to the end of the performance period, the Performance Restricted Shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death, disability or retirement. Initial awards of Performance Restricted Shares were granted January 24, 2023. On January 28, 2025, there were 26,430 Performance Restricted Shares issued under the Stock Plan with an aggregate market value of $1.4 million. There were 67,380 and 43,453 non-vested Performance Restricted Shares under the Stock Plan as of September 30, 2025 and 2024, respectively. The weighted average grant date fair value of these shares was $51.21 and $50.35 per share, respectively. The compensation expense associated with the issuance of Performance Restricted Shares under the Stock Plan is recognized over the vesting period and was $0.9 million and $0.7 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. At September 30, 2025, there was approximately $2.1 million of total unrecognized compensation cost for Performance Restricted Shares under the Stock Plan which is expected to be recognized over approximately 1.9 years. During the nine months ended September 30, 2025 there were 250 Performance Restricted Shares forfeited and zero Performance Restricted Shares cancelled under the Stock Plan.

The Time Restricted Shares and Performance Restricted Shares unvested activity during the nine months ended September 30, 2025 in conjunction with the Stock Plan is presented in the following table:

Restricted Shares	Time Restricted Shares		Performance Restricted Shares
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Restricted Shares as of December 31, 2024	19,933	$48.09	41,200	$50.28
Granted	26,430	$52.65	26,430	$52.65
Shares Issued	(28,084)	$50.58	—	$—
Forfeited	(396)	$47.42	(250)	$50.35
Restricted Shares as of September 30, 2025	17,883	$50.94	67,380	$51.21

Restricted Stock Units

Non-management members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units (RSU). Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity and liability portions of Restricted Stock Units activity during the nine months ended September 30, 2025 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units	(Equity Portion)		(Liability Portion)
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2024	36,636	$44.15	15,701	$54.19
Restricted Stock Units Granted	—	$—	—	$—
Dividend Equivalents Earned	803	$52.52	344	$52.52
Restricted Stock Units Settled	(8,525)	$43.32	(3,654)	$58.97
Restricted Stock Units as of September 30, 2025	28,914	$44.63	12,391	$47.86

There were 34,164 Restricted Stock Units outstanding as of September 30, 2024 with a weighted average stock price of $43.00. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2025, September 30, 2024 and December 31, 2024 is $0.6 million, $0.9 million and $0.9 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There were $0.2 million, or 1,727 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2025, September 30, 2024 and December 31, 2024. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and nine month periods ended September 30, 2025 and September 30, 2024, respectively.

Earnings Per Share

Unitil has granted restricted stock awards and restricted stock units with non-forfeitable dividend rights, which are considered participating securities. Accordingly, earnings per share are computed using the two-class method as required by FASB ASC 260-10-45. Basic earnings per common share are calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted earnings per common share are adjusted for the dilutive effects of restricted stock.

The following table reconciles basic and diluted earnings per share:

	Three Months	Nine Months Ended
Earnings Per Share (millions, except shares and per share data)	September 30, 2025	September 30, 2025
Net Income	$(0.3)	$31.2
Less allocation of earnings and dividends to participating securities	—	0.2
Net income allocated to common shareholders	$(0.3)	$31.0

Weighted average common shares outstanding, gross	17,081,908	16,536,228
Less average participating securities	101,091	100,355
Weighted average number of shares outstanding used in the calculation of basic earnings per share	16,980,817	16,435,873
Add dilutive effect of:
Restricted stock and restricted stock units	27	6,680
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	16,980,844	16,442,553

Earnings per common share:
Basic	$(0.02)	$1.89
Diluted	$(0.02)	$1.89

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

Northern Utilities - Targeted Infrastructure Replacement Adjustment (TIRA) - Maine - The settlement in Northern Utilities’ Maine division’s 2013 rate case authorized the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). In its Final Order issued on February 28, 2018 for Northern Utilities’ 2017 base rate case, the MPUC approved an extension of the TIRA mechanism for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. The Company’s most recent request under the TIRA mechanism, to increase annual base rates by $2.1 million for 2024 eligible facilities, was filed with the MPUC on February 28, 2025 for rates effective May 1, 2025. On April 29, 2025, the MPUC issued an order approving the filing, for rates effective May 1, 2025. During 2024, Northern Utilities performed its fourteenth and final year of construction on the 14-year combined CIRP, (Unprotected Steel and Farm Tap project ordered by the MPUC in Docket Nos. 2008-00151 and 2013-00133). As the

Cast Iron Replacement Program and related unprotected steel and Farm Tap programs now have been completed and all leak-prone pipe has been removed, this is Northern’s final TIRA rate adjustment.

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

In its Order, the MDPU found that allowing the Company to recover pension and PBOP expense through its Pension/PBOP Adjustment mechanism is no longer warranted. Instead, the MDPU concluded that these expenses should be recovered in base distribution rates, the mechanism should be discontinued and any unrecovered expenses existing as of the effective date of new rates will be recovered over two years. On July 18, 2024, the Company filed a Motion for Reconsideration and Recalculation requesting that the MDPU reconsider its decision to require the Company to absorb $1.4 million in negative excess accumulated deferred income taxes (ADIT) because the effect of the Order was to inappropriately claw back amounts that were previously approved by the MDPU for recovery from customers. On November 26, 2024, the MDPU issued an Order on the Company’s motion holding, in part, that Pension/PBOP expenses shall be recovered in base distribution rates. On December 9, 2024, the Company filed an appeal with Massachusetts Supreme Judicial Court on the grounds that the MDPU's Order unlawfully denies the Company’s recovery of approximately $1.4 million of negative, excess ADIT. The amount of $1.4 million is disaggregated between the Company’s gas division ($0.6 million) and the electric division ($0.8 million). This appeal is pending. The ruling on November 26, 2024 approved certain other recalculations, resulting in an additional increase to electric base rates of $0.1 million effective December 1, 2024.

Fitchburg - Performance Base Rate Adjustment - Electric - On February 28, 2025, Fitchburg filed its first Performance Based Revenue Adjustment (PBRA) for rates effective July 1, 2025. The calculated PBRA adjustment resulted in a distribution revenue increase of $1.6 million. On June 20, 2025, the MDPU issued an order approving the proposed increase effective July 1, 2025.

Fitchburg - Base Rates - Gas - On August 17, 2023, Fitchburg filed a petition with the MDPU seeking approval for a $10.9 million increase to base distribution rates, with new rates anticipated to be effective July 1, 2024. Fitchburg proposed to transfer $4.2 million in revenue requirements recovered through its Gas System Enhancement Program to base distribution rates. Net of these transfers, the proposed overall increase to distribution revenues was $6.7 million. As part of this filing, Fitchburg requested approval for a PBR plan for up to a five-year term and continuation of its revenue decoupling mechanism. On June 28, 2024, the MDPU issued an Order providing for a $10.1 million increase to base rates, effective July 1, 2024. This includes a transfer of $4.9 million in costs from certain reconciling mechanisms to base distribution rates. In addition to authorizing an increase to base rates, the Order approved a PBR plan for up to a five-year term. The order approves continuation of the Company’s revenue decoupling mechanism but changes the structure from a revenue per customer benchmark to a total revenue cap. The Order provided for a return on equity of 9.4% and a capital structure reflecting 52% equity and 48% long-term debt. On July 5, 2024, the Company filed its compliance tariff filing and made further revisions as directed by the MDPU on July 15, 2024. On July 16, 2024, the MDPU approved its revised compliance filing.

In its Order, the MDPU found that allowing the Company to recover pension and PBOP expense through its Pension/PBOP Adjustment mechanism is no longer warranted. Instead, the MDPU concluded that these expenses should be recovered in base distribution rates, the mechanism should be discontinued, and any unrecovered expenses existing as of the effective date of new rates will be recovered over two years. On July 18, 2024, the Company filed a Motion for Reconsideration and Recalculation requesting that the MDPU reconsider its decision to require the Company to absorb $1.4 million in negative excess ADIT because the effect of the Order was to inappropriately claw back amounts that were previously approved by the MDPU for recovery from customers. On November 26, 2024, the MDPU issued an Order on the Company’s motion holding, in part, that Pension/PBOP expenses shall be recovered in base distribution rates. On December 9, 2024, the Company filed an appeal with Massachusetts Supreme Judicial Court on the grounds that the MDPU’s Order unlawfully denies the Company’s recovery of approximately $1.4 million of negative, excess ADIT. The amount of $1.4 million is disaggregated between the Company’s Gas Division ($0.6 million) and the Electric Division ($0.8 million). This appeal is pending. The ruling on November 26, 2024 approved certain other recalculations, resulting in an additional increase to gas base rates of $0.1 million effective December 1, 2024.

Fitchburg - Performance Base Rate Adjustment - Gas - On February 28, 2025, Fitchburg filed its first PBRA for rates effective July 1, 2025. The calculated PBRA adjustment resulted in a distribution revenue increase of $0.7 million. On June 20, 2025, the MDPU issued an order approving the proposed increase effective July 1, 2025.

Fitchburg - Gas System Enhancement Program - Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan (GSEP) tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. Fitchburg’s forward-looking cumulative revenue requirement filing, filed on October 31, 2024, requested recovery of approximately $3.5 million associated with 2023-2025 year investments. On April 30, 2025, the MDPU issued an Order approving Fitchburg’s 2025 GSEP and associated revenue requirement of approximately $3.5 million with an additional $1.6 million in prior deferrals for a total of approximately $5.1 million to be recovered through the Gas System Enhancement Adjustment Factors for effect May 1, 2025. However, the MDPU also took steps to “substantially reform the GSEP process,” including (but not limited to): reducing the currently applicable revenue cap on recovery from 3.0% to 2.5% for the 2025 GSEPs, with “likely” further reductions to 2.0% for the 2026 GSEPs and 1.5% for the 2027 GSEPs; and eliminating carrying charges on GSEP deferrals. On May 20, 2025, Fitchburg filed a motion for reconsideration and / or clarification regarding application of the reduced cap to a Fitchburg specific project, and joined a joint motion for reconsideration and / or clarification with other Massachusetts Electric Distribution Companies (EDCs) regarding aspects of the Order applicable to all Massachusetts companies. On August 26, 2025, the MDPU issued an order denying the motions for reconsideration and clarification. On May 1, 2025, the Company submitted its final project documentation for projects completed in 2024 for review and approval by the MDPU. That matter remains pending. The Company filed its most recent forward-looking cumulative revenue requirement filing on October 31, 2025, requesting recovery of approximately $5.4 million with an additional $1.0 million in prior deferrals for a total of approximately $6.4 million to be recovered through the Gas System Enhancement Adjustment Factors for effect May 1, 2026.

Granite State - Base Rates - On October 4, 2024, Granite State filed an uncontested rate settlement with the FERC which provides for an increase in annual revenues of $3.0 million, effective November 1, 2024. The Settlement Agreement permits the filing of limited Section 4 rate adjustments for capital cost projects eligible for cost recovery in 2025, 2026, and 2027, and sets forth an overall cap of $29.9 million on the capital costs recoverable under such filings. Under the Settlement Agreement, Granite State may not file a new general rate case earlier than April 30, 2028 with rates to be effective no earlier than September 1, 2028 based on a test year ending no earlier than December 31, 2027. On November 25, 2024, the FERC approved Granite State’s filing. As authorized by the Settlement Agreement, on July 29, 2025, Granite State filed a limited Section 4 rate adjustment for an annual revenue increase of $1.2 million, effective September 1, 2025. On August 13, 2025, the FERC approved this filing.

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

The facility became fully commissioned in May 2025. Unitil Energy has included a cost recovery proposal associated with the solar facility as part of its pending base rate proceeding filing.

Unitil Energy - Major Storm Cost Reserve Recovery - On February 28, 2025, Unitil Energy filed a request with the NHPUC to increase its Storm Recovery Adjustment Factor (SRAF) effective August 1, 2025. The Company proposed to reduce its Major Storm Cost Reserve deferral balance by transferring its April 2024 Nor’easter costs of approximately $1.8 million into the SRAF and recover the cost over the next three years. On June 27, 2025, the New Hampshire DOE filed a statement in support of the Company’s request. On August 29, 2025, the NHPUC issued an order approving the Company’s request.

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

In its Track 2 Order, the MDPU directed the Company and other EDCs to convene a statewide AMI stakeholder working group (AMI Working Group) to address the following issues: (1) customer and third-party access to customer usage data; (2) customer education and engagement; (3) billing of time varying rates (TVR) offered by competitive suppliers; and (4) AMI deployment strategies that may expedite the ability for competitive suppliers to offer TVR products. Additionally, the MDPU directed the EDCs to file quarterly status reports, including a final report that sets forth issues on which a consensus had been reached and those issues that remain to be resolved. On August 1, 2024, the EDCs filed a final report identifying where stakeholders were able and unable to reach consensus.

On November 20, 2024, the MA Legislature enacted the 2024 Climate Act that, among other things, requires the EDCs to jointly establish a centralized data repository in a cost-effective manner as approved by the MDPU, to allow customers and third parties, including competitive suppliers, access to detailed AMI customer data in near-real time, subject to customer approval and protections. The EDCs must submit for MDPU approval a plan for the implementation of AMI data access protocols not later than one year after the effective date of the Act, i.e., by February 18, 2026, in conjunction with the centralized data repository. The Climate Act allows the EDCs to recover prudent and necessary expenses for the implementation of advanced metering data repositories and permits the MDPU to implement penalties for failure by the EDCs to meet implementation goals. The MDPU has opened a docket and provided substantive guidance in anticipation of the Company’s February 2026 filing.

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

On June 14, 2024, the MDPU directed the LDCs to provide certain information regarding the companies’ line extension policies for customers requesting new service. The LDCs provided responsive information on August 13, 2024; various interested parties provided comments on the companies’ policies on October 11, 2024, and the LDCs, including Fitchburg, provided reply comments on February 27, 2025. On February 5, 2025, the MDPU issued a memorandum setting a draft line extension policy that would require customers seeking new gas service to pay the entire cost of connecting to the distribution system. The Company provided comments on the draft policy on April 3, 2025. On August 8, 2025, the MDPU issued an Interlocutory Order on Policies and Practices for Line Extension Allowances and Contributions In Aid of Construction for Gas Local Distribution Companies setting forth a revised Straw Proposal that would require customers seeking new gas service to pay the entire cost of connecting to the distribution system, subject to certain exceptions and requiring the LDCs to submit model tariffs incorporating the revised policy. The LDCs sought clarification of the Order’s finality and a stay of the Order’s effect. On September 5, 2025, the MDPU issued an Order on the LDCs’ motion, clarifying that the Interlocutory Order is not a final decision, the MDPU has not resolved issues concerning line extension allowance policies, and the LDCs and intervenors will have the opportunity to litigate the line extension allowance issues in the CCP proceedings. The MDPU retained its direction that the LDCs file illustrative tariff revisions.

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

Fitchburg - Electric Sector Modernization Plan - Pursuant to M.G.L. c. 164 § 92B, Fitchburg submitted a draft Electric Sector Modernization Plan (ESMP) to the statutorily created Massachusetts Grid Modernization Advisory Council (Council) for the Council’s review, input, and recommendations. The ESMP is a plan intended to upgrade the Company’s distribution system to enable and accommodate increased distributed energy resources (DERs) and electrification technologies, improve grid reliability and resiliency, and assist the Commonwealth in achieving climate goals, among other objectives. The Council provided recommendations on the ESMP in November 2023. The Company submitted its final ESMP to the MDPU on January 29, 2024. The Company concurrently submitted a proposal to recover, among other things, incremental costs associated with ESMP investments through an annual reconciling rate adjustment mechanism. On February 20, 2024, the MDPU issued an interlocutory order finding in part that “to the extent that the MDPU determines that accelerated cost recovery through annual reconciling mechanisms for proposed investments identified in the ESMPs is appropriate, we anticipate establishing the appropriate parameters for those mechanisms through a separate phase of these proceedings to be conducted after August 29, 2024.” On August 29, 2024, the MDPU issued a final order approving Fitchburg’s ESMP. Among other directives, the Order directs Fitchburg and other Massachusetts EDCs to conduct a stakeholder process related to long term system planning related to forecasted DER interconnection and sets forth the criteria for biannual reports. The MDPU found it appropriate to allow Fitchburg and the other EDCs a short-term targeted cost recovery mechanism for ESMP costs. On December 18, 2024, Fitchburg filed a model ESMP tariff and a company-specific exemplar ESMP mechanism tariff, which describes the parameters of cost-recovery in the second phase of this proceeding. The MDPU conducted an evidentiary hearing on the Company’s proposal on March 12, 2025. On June 13, 2025, the MDPU issued an order which approved the Company’s requested ESMP costs, in part. The MDPU concluded that ESMP substation and distribution feeder investments are ineligible for recovery within the Company’s approved ESMP, but are eligible for recovery under the PBRA. The Company’s resulting approved five year budget is $21.5 million. The Company’s compliance ESMP tariff was approved on July 3, 2025. On September 30, 2025, the Company submitted its first Biannual Report on ESMP investments. The Company informed the MDPU that it is collaborating with the other EDCs to develop a peak demand reduction methodology and template for the next biannual filing (to be filed in March 2026, and will provide an update to the MDPU by October 30, 2025.

The MDPU has indicated its intent to investigate how innovative approaches to cost recovery through base distribution rates can further the purpose of G.L. c. 164, § 92B, optimally balance the MDPU’s priorities, and promote efficiency. The MDPU stated that such a proceeding will likely require a lengthy inquiry to identify, analyze, and resolve many complex ratemaking issues. To help inform the subsequent proceeding(s), the MDPU requested comments from interested parties on items and issues that should be considered, including: (1) information and data on innovative approaches to cost recovery, in particular, to facilitate accelerated electrification and/or grid modernization efforts identified at the federal level and/or successfully implemented or being considered in other states; and (2) discussion and proposals on performance metrics and incentives applicable to longer-term cost recovery considerations. On October 1, 2025, the Company and the other EDCs, at the MDPU’s direction, submitted comments on potential future approaches to cost recovery for Electric Sector Modernization Plan investments and expenses.

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

Unitil Corporation – Merger of Maine Natural Gas Company - On May 9, 2025, Unitil, Northern Utilities, Bangor, Avangrid Enterprises, Inc. and Maine Natural filed a Joint Petition requesting that the MPUC approve the merger of Maine Natural into Unitil pursuant to a Stock Purchase Agreement among Avangrid and Unitil. A procedural schedule has been established which includes discovery, technical conferences, testimonies and briefs. To comply with the statutory timeframe of 180 days, deliberations are scheduled to be held no later than early November 2025. The MPUC issued an Order approving the Stipulation on September 12, 2025. In a separate Order issued September 16, 2025, the MPUC approved the proposed long-term debt facility. Unitil completed the acquisition of Maine Natural on October 31, 2025.

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

On May 8, 2025, Unitil, Eversource, Aquarion Water Company of New Hampshire, Inc., (AWC-NH), Abenaki Water Company (Abenaki) and AWA filed a motion to amend the petition originally filed on April 10, 2025 by Eversource. AWC-NH, Abenaki and AWA, requesting that the NHPUC approve the acquisition of AWC-NH and Abenaki by Unitil. On August 28, 2025, the Joint Petitioners and the DOE submitted a settlement agreement to the NHPUC recommending approval of the proposed acquisition subject to certain conditions, including a rate case stay-out through June 1, 2026. The Office of the Consumer Advocate did not join the settlement. The NHPUC conducted a hearing on the matter on September 25, 2025. On October 7, 2025, the NHPUC issued an Order approving the settlement agreement.

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

Reconciliation Filings - Fitchburg, Unitil Energy, Northern Utilities, Bangor and Maine Natural each have a number of regulatory reconciling accounts that require annual or semi-annual filings with the MDPU, NHPUC and MPUC, respectively, to reconcile revenues and costs, and to seek approval of any rate changes. These filings include: annual electric reconciliation filings by Fitchburg and Unitil Energy for a number of items, including default service, stranded cost changes and transmission charges; costs associated with energy efficiency programs in New Hampshire and Massachusetts, as directed by the NHPUC and MDPU; recovery of the ongoing costs of storm repairs incurred by Unitil Energy and Fitchburg; and the actual wholesale energy costs for electric power and gas incurred by each of the four companies. Fitchburg, Unitil Energy, Northern Utilities, Bangor and Maine Natural have been, and remain in full compliance with all directives and orders regarding these filings. The Company considers these to be routine regulatory proceedings, and there are no material issues outstanding.

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

The “Energy Diversity Act” (2021) and “An Act Driving Clean Energy and Offshore Wind” (2022) enacted by the Massachusetts legislature, increased the total solicitation target (including future solicitations) for offshore wind energy generation to 5,600 MW by June 30, 2027. On August 30, 2023, the EDCs issued a fourth offshore wind RFP seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement under Section 83C of 5,600 MW of Offshore Wind Energy Generation, and taking into account offshore wind generation under contract at the time when proposals are due. Bidders were allowed to offer proposals of at least 200 MW up to 2,400 MW of offshore wind generation. On January 18, 2024, the EDCs notified the MDPU of an extension to the bid submission date and subsequent solicitation schedule dates by an additional 56 days each to allow bidders the opportunity to gain more certainty around their eligibility for the investment tax credit and factor it into their proposals. The submission date was revised to March 27, 2024. The EDCs received bids for Offshore Wind Generation from three developers as part of a multi-state solicitation with Rhode Island and Connecticut and on September 6, 2024, the DOER selected a portfolio of projects totaling 2,678 MW from three projects, one of which was dependent on commitments from Connecticut. On December 20, 2024, Connecticut announced it was withdrawing from contract negotiations resulting in the termination of the conditional project. Contract negotiations with the remaining two developers are scheduled to conclude by December 2025.

In December 2024, the Massachusetts Legislature approved “An Act promoting a clean energy grid, advancing equity, and protecting ratepayers” which among other provisions, extends the period for long-term renewable contracts up to 30 years and directs the EDCs, under Section 83E, to “jointly and competitively solicit proposals for energy storage systems and enter into cost-effective long-term contracts equal to, in the aggregate, approximately 5,000 megawatts of energy storage systems not later than July 31, 2030.” The first solicitation will be for the environmental attributes associated with approximately 1,500 megawatts of mid-duration energy storage systems. The RFP for the first round was released on July 31, 2025. Bids are currently being evaluated and selection is scheduled for December 9, 2025.

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

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of September 30, 2025, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

In May 2024, NH DES requested additional information in connection with the Company’s December 2022 remedial action plan (RAP), regarding groundwater contaminants at the Rochester site. In anticipation of the NH DES approval of one of the RAP alternatives and subsequent request for project design, the Company has accrued $6.5 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. Due to extended regulatory review time periods, Northern Utilities anticipates the commencement of remediation activities in 2026.

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

Fitchburg’s Manufactured Gas Plant Site - Fitchburg has worked with the Massachusetts Department of Environmental Protection (Mass DEP) to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring continues. Following submittal of the Immediate Response Action (IRA) plan in October 2023, and an update in November 2024, the Mass DEP in May 2025 concurred with the proposed limited excavation and armoring of the riverbank at the identified seep area. Fitchburg has accrued $40,000 for estimated costs to complete the remediation at the Sawyer Passway site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. The Company has determined that the high end of the range of reasonably possible remediation costs for the Sawyer Passway site could be $3.5 million based on remediation alternatives. Fitchburg anticipates the commencement of the remediation activity in 2026.

Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.

Unitil Energy - Kensington Distribution Operations Center - Unitil Energy conducted a Phase I and II environmental site assessment (ESA) in the second quarter of 2021 at its former distribution operations center in Kensington, NH. Following additional inquiries, the Company continues to await a decision on a report submitted to the NH DES in June 2023, as to whether there is a need to conduct further investigation or remedial actions regarding the impacts of soil and groundwater contaminants identified in the ESA. Unitil Energy anticipates the commencement of remediation activities in 2026, following work plan approval by the NH DES decision. The Company does not believe this investigation will have a material adverse effect on its financial condition, results of operations or cash flows.

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the nine months ended September 30, 2025 and 2024.

Environmental Obligations (millions)
	September 30,
	2025	2024
Total Balance at Beginning of Period	$7.8	$4.7
Additions	1.5	0.4
Less: Payments / Reductions	0.5	0.3
Total Balance at End of Period	8.8	4.8
Less: Current Portion	0.8	0.8
Noncurrent Balance at End of Period	$8.0	$4.0

Note 8: INCOME TAXES

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	For the Nine Months Ended September 30,
	2025	2024
Statutory Federal Income Tax Rate	21%	21%
Income Tax Effects of:
State Income Taxes, net	6	6
Utility Plant Differences	(6)	(6)
Other, net	1	1
Effective Income Tax Rate	22%	22%

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at September 30, 2025 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required.

In August 2025, Unitil Corporation received notice that its Federal Income Tax return filing for the year ended December 31, 2023 is under examination by the IRS. Currently, the Company believes that the ultimate resolution of this examination will not have a material impact on the Company’s financial statements. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2023; December 31, 2022; and December 31, 2021.

Income tax filings for the year ended December 31, 2024 have been filed with the IRS. The remaining filings will be filed by November 15, 2025 with the Massachusetts Department of Revenue, the Maine Revenue Service, the Florida Department of Revenue and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2024, which were filed with the IRS in October 2025, the Company utilized federal Net Operating Loss Carryforward (NOLC)

assets of $5.6 million and $1.0 million of federal tax credit carryforward. As of December 31, 2024, the Company has $1.7 million of federal NOLC and $0.6 million of federal tax credits to offset current taxes payable. In addition, at December 31, 2024, the Company had $1.6 million of cumulative state tax credit carryforwards to offset future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2027.

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

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction of the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) and recorded a net liability in the amount of $48.9 million at December 31, 2017. The Company expects to flow through to customers $47.1 million of excess ADIT in utility base rates. The benefit of protected excess ADIT amounts will be subject to flow back to customers in utility rates according to the Average Rate Assumption Method (ARAM). The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. As of September 30, 2025, the Company flowed back $13.3 million to customers in its Massachusetts, Maine, New Hampshire and federal jurisdictions.

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

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
For the Three Months Ended September 30,	2025	2024	2025	2024	2025	2024
Service Cost	$436	$498	$502	$497	$39	$53
Interest Cost	2,016	1,887	992	817	172	180
Expected Return on Plan Assets	(2,624)	(2,649)	(1,086)	(970)	—	—
Prior Service Cost Amortization	63	80	—	—	3	4
Actuarial Loss Amortization	320	361	(187)	(218)	(54)	—
Sub-total	211	177	221	126	160	237
Amounts Capitalized and Deferred	6	30	(64)	(8)	(51)	(73)
Net Periodic Benefit Cost Recognized	$217	$207	$157	$118	$109	$164

	Pension Plan		PBOP Plan		SERP
For the Nine Months Ended September 30,	2025	2024	2025	2024	2025	2024
Service Cost	$1,308	$1,492	$1,505	$1,491	$118	$162
Interest Cost	6,048	5,659	2,976	2,451	516	542
Expected Return on Plan Assets	(7,873)	(7,947)	(3,257)	(2,908)	—	—
Prior Service Cost Amortization	191	242	—	—	7	8
Actuarial Loss Amortization	958	1,085	(561)	(655)	(161)	—
Sub-total	632	531	663	379	480	712
Amounts Capitalized and Deferred	141	165	(98)	170	(152)	(221)
Net Periodic Benefit Cost Recognized	$773	$696	$565	$549	$328	$491

Employer Contributions

As of September 30, 2025, the Company had made contributions of $3.9 million and $0.6 million to its Pension Plan and PBOP Plan, respectively, in 2025. The Company, along with its subsidiaries, expects to make contributions to its Pension and PBOP Plans in 2025 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of September 30, 2025, the Company had made $0.5 million of benefit payments under the SERP Plan in 2025. The Company presently anticipates making an additional $0.2 million of benefit payments under the SERP Plan in 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Commodity Price Risk” sections of Part II, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report (above).

Item 4. Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of September 30, 2025 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company for the fiscal period ended September 30, 2025.

Issuer Purchases of Equity Securities

There were no purchases of equity securities by the Company for the fiscal period ended September 30, 2025.

Item 5. Other Information

(a) On November 3, 2025, the Company issued a press release announcing its results of operations for the three and nine month periods ended September 30, 2025. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

(b) During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted or terminated a Rule10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K promulgated under the Securities Exchange Act of 1934) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Securities Exchange Act of 1934).

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference*

4.1 (1)(2)	Note Purchase Agreement dated July 8, 2025 by and among Bangor Natural Gas Company and the several purchasers named therein.	Exhibit 4.1 to Form 8-K for July 8, 2025 (SEC File No. 1-8858)

4.2	5.70% Senior Note, Series 2025A, due July 8, 2030, issued by Bangor Natural Gas Company to CoBank, ACB.	Exhibit 4.2 to Form 8-K for July 8, 2025 (SEC File No. 1-8858)

4.3	6.31% Senior Note, Series 2025B, due July 8, 2035, issued by Bangor Natural Gas Company to United of Omaha Life Insurance Company.	Exhibit 4.3 to Form 8-K for July 8, 2025 (SEC File No. 1-8858)

10.1	Underwriting Agreement, August 14, 2025, by and among Unitil Corporation and Wells Fargo Securities, LLC, Scotia Capital (USA) Inc. and Janney Montgomery Scott LLC.	Exhibit 1.1 to Form 8-K for August 14, 2025 (SEC File No. 1-8858)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated November 3, 2025 Announcing Earnings for the Quarter Ended September 30, 2025.	Furnished herewith
4
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

* The exhibits referred to in this column by specific designations and dates have heretofore been filed with or furnished to the Securities and Exchange Commission under such designations and are hereby incorporated by reference.

(1) Certain information has been excluded from this exhibit pursuant to Item 601(b)(2)(ii) of Regulation S-K.

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

UNITIL CORPORATION
(Registrant)

Date: November 3, 2025	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Financial Officer

Date: November 3, 2025	/s/ Todd R. Diggins
Todd R. Diggins
Chief Accounting Officer