Form 10-K
period 2025-12-31
UNITIL CORP
filed 2026-02-09
CIK 755001

```````````````````````````````````

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Based on the closing price of the registrant’s common stock on June 30, 2025, the aggregate market value of common stock held by non-affiliates of the registrant was $832,805,747.

The number of shares of the registrant’s common stock outstanding was 17,983,994 as of February 6, 2026.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the 2026 Unitil Corporation Annual Meeting of Shareholders to be held on April 29, 2026 are incorporated by reference into Part III of this Report.

UNITIL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2025

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
•
the Company’s ability to consummate acquisitions or other strategic transactions, to successfully integrate any acquired assets or business, or derive value from strategic transactions and investment, including but not limited to the completed acquisitions of Bangor Natural Gas Company and Maine Natural Gas Corporation;

•
impairment of the Company’s assets (including long-lived assets and goodwill), could negatively impact the Company’s financial condition and results of operations;
•
restrictive covenants contained in the terms of the Company’s and its subsidiaries’ indebtedness, which restrict certain aspects of the Company’s business operations:
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

PART I

Item 1. Business

UNITIL CORPORATION

In this Annual Report on Form 10-K, the “Company”, “Unitil”, “we”, and “our” refer to Unitil Corporation and its subsidiaries, unless the context requires otherwise. Unitil is a public utility holding company incorporated under the laws of the State of New Hampshire in 1984. The following companies are wholly-owned subsidiaries of Unitil:

Company Name	State and Year of Organization	Principal Business

Unitil Energy Systems, Inc. (Unitil Energy)	NH - 1901	Electric Distribution Utility

Fitchburg Gas and Electric Light Company (Fitchburg)	MA - 1852	Electric & Natural Gas Distribution Utility

Northern Utilities, Inc. (Northern Utilities)	NH - 1979	Natural Gas Distribution Utility

Bangor Natural Gas Company (Bangor)	ME - 1998	Natural Gas Distribution Utility
Maine Natural Gas Corporation (Maine Natural)	ME - 1998	Natural Gas Distribution Utility
Granite State Gas Transmission, Inc. (Granite State)	NH - 1955	Natural Gas Transmission Pipeline

Unitil Power Corp. (Unitil Power)	NH - 1984	Wholesale Electric Power Utility

Unitil Service Corp. (Unitil Service)	NH - 1984	Utility Service Company

Unitil Realty Corp. (Unitil Realty)	NH - 1986	Real Estate Management

Unitil Resources, Inc. (Unitil Resources)	NH - 1993	Non-regulated Energy Services
Unitil Water Corp. (Unitil Water)	NH - 2025	Non-regulated Company

Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005.

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 215,100 customers throughout its service territories in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of five wholly-owned distribution utilities: i) Unitil Energy, which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the capital city of Concord, ii) Fitchburg, which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts, iii) Northern Utilities, which provides natural gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland, which is the largest city in northern New England, iv) Bangor, which provides natural gas service in the Bangor area of central Maine, and v) Maine Natural, which provides natural gas service in southern and central Maine, including the greater Portland region, as well as the capital city of Augusta. In addition, Unitil is the parent company of Granite State, an interstate natural gas transmission pipeline company that provides interstate natural gas pipeline access and transportation services to Northern Utilities in its New Hampshire and Maine service territory. Together, Unitil’s five distribution utilities serve approximately 110,100 electric customers and 105,000 natural gas customers.

	Customers Served as of December 31, 2025
	Residential	Commercial & Industrial (C&I)	Total
Electric:
Unitil Energy	67,879	11,532	79,411
Fitchburg	26,422	4,231	30,653
Total Electric	94,301	15,763	110,064
Natural Gas:
Northern Utilities	56,094	17,161	73,255
Fitchburg	14,706	1,735	16,441
Bangor	7,162	1,751	8,913
Maine Natural	4,803	1,650	6,453
Total Natural Gas	82,765	22,297	105,062
Total Customers Served	177,066	38,060	215,126

Unitil had an investment in Net Utility Plant of $1.8 billion at December 31, 2025. The Company’s total operating revenue was $536.0 million in 2025. Unitil’s operating revenue is substantially derived from regulated electric and natural gas distribution utility operations. A seventh utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy, but ceased being the wholesale supplier of Unitil Energy with the implementation of industry restructuring and divested its long-term power supply contracts.

Unitil has four other wholly-owned non-utility subsidiaries: Unitil Service, Unitil Realty, Unitil Resources and Unitil Water. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology and energy supply management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire and land in Kingston, New Hampshire on which Unitil Energy’s solar facility is located, which became operational in May 2025. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary which currently does not have any activity. Unitil Water currently does not have any activity. For segment information relating to each segment’s revenue, earnings and assets, see Note 2 (Segment Information) to the Consolidated Financial Statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report. All of the Company’s revenues are attributable to customers in the United States of America and all its long-lived assets are located in the United States of America.

OPERATIONS

Electric Distribution Utility Operations

Unitil’s electric distribution operations are conducted through two of the Company’s utilities, Unitil Energy and Fitchburg. Revenue from Unitil’s electric utility operations was $236.4 million in 2025, which represents about 44% of Unitil’s total operating revenue. The Company’s GAAP (as defined below) Electric Gross Margin was $82.7 million in 2025. The Company’s Electric Adjusted Gross Margin (a non-GAAP financial measure) was $114.6 million in 2025, or 37% of Unitil’s total Adjusted Gross Margin. See “Results of Operations” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a discussion of the non-GAAP financial measures presented in this Annual Report on Form 10-K, including a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented.

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

Unitil Energy distributes electricity to approximately 79,400 customers in New Hampshire in the capital city of Concord as well as parts of thirteen surrounding towns, and all or part of nineteen towns in the southeastern and seacoast regions of New Hampshire, including the towns of Hampton, Exeter, Atkinson and Plaistow. Unitil Energy’s service territory consists of approximately 408 square miles. Unitil Energy’s service territory encompasses retail and recreation centers for the central and southeastern parts of the state and includes the Hampton Beach recreational area. These areas serve diversified commercial and industrial businesses, including manufacturing firms engaged in the production of electronic components, wire and plastics, as well as firms engaged in the aviation, defense, healthcare and education sectors. Unitil Energy’s 2025 electric operating revenue was $157.3 million, of which approximately 55% was derived from residential sales and 45% from commercial and industrial (C&I) sales.

Fitchburg is engaged in the distribution of both electricity and natural gas in the greater Fitchburg area of north central Massachusetts. Fitchburg’s service territory encompasses approximately 170 square miles. Electricity is distributed by Fitchburg to approximately 30,700 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, precision machining and molding, non-lethal ballistics manufacturing, specialty chemicals compounding, cannabis growing and processing facilities, printing, and educational institutions. Fitchburg’s 2025 electric operating revenue was $79.1 million, of which approximately 59% was derived from residential sales and 41% from C&I sales.

Natural Gas Operations

Unitil’s natural gas operations include gas distribution utility operations and interstate gas transmission pipeline operations. Revenue from Unitil’s gas operations was $299.6 million in 2025, which represents about 56% of Unitil’s total operating revenue. The Company’s GAAP Gas Gross Margin was $142.3 million in 2025. The Company’s Gas Adjusted Gross

Margin (a non-GAAP financial measure) was $199.1 million in 2025, or 63% of Unitil’s total Adjusted Gross Margin. See “Results of Operations” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a discussion of the non-GAAP financial measures presented in this Annual Report on Form 10-K, including a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented.

Natural Gas Distribution Utility Operations

Unitil’s natural gas distribution operations are conducted through four of the Company’s operating utilities, Northern Utilities, Fitchburg, Bangor and Maine Natural. The primary business of Unitil’s natural gas utility operations is the local distribution of natural gas to customers in its service territories in New Hampshire, Massachusetts and Maine. Northern Utilities’, Bangor’s and Maine Natural’s C&I customers and Fitchburg’s residential and C&I customers are able to purchase their natural gas supply from third-party competitive suppliers, while Northern Utilities, Bangor, Maine Natural or Fitchburg remains their gas distribution company. Northern Utilities, Fitchburg, Bangor and Maine Natural supply gas to those customers who do not obtain their supply from third-party competitive suppliers, with the approved costs associated with this gas supply recovered on a pass-through basis under regulated reconciling rate mechanisms that are periodically adjusted.

Northern Utilities distributes natural gas to approximately 73,200 customers in fifty New Hampshire and southern Maine communities, from Plaistow, New Hampshire in the south to the city of Portland, Maine and then extending to Lewiston-Auburn, Maine to the north. Northern Utilities has a diversified customer base both in Maine and New Hampshire. Commercial businesses include healthcare, education, government and retail. Northern Utilities’ industrial base includes manufacturers in the auto, housing, paper, printing, textile, pharmaceutical, electronics, wire and food production industries as well as a military installation. Northern Utilities’ 2025 gas operating revenue was $191.3 million, of which approximately 37% was derived from residential firm sales and 63% from C&I firm sales.

Fitchburg distributes natural gas to approximately 16,400 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, cannabis growing and processing facilities, printing, and educational institutions. Fitchburg’s 2025 gas operating revenue was $59.5 million, of which approximately 59% was derived from residential firm sales and 41% from C&I firm sales.

Bangor distributes natural gas to approximately 8,900 customers in ten communities in the Bangor area of central Maine. Bangor’s commercial customers include healthcare, education, retail and hospitality. Bangor’s industrial customers include manufacturers in outdoor products, electronics, and food production industries. Bangor’s 2025 gas operating revenue from the date of acquisition was $27.9 million, of which approximately 39% was derived from residential firm sales and 61% from C&I firm sales.

Maine Natural distributes natural gas to approximately 6,500 customers in nine communities in the greater Portland region of Maine, as well as the capital city of Augusta. Maine Natural’s commercial customers include healthcare, education, government and retail. Maine Natural’s industrial customers include shipbuilding, construction, aggregate and materials production, and paving. Maine Natural’s 2025 gas operating revenue from the date of acquisition was $8.3 million, of which approximately 28% was derived from residential firm sales and 72% from C&I firm sales.

Gas Transmission Pipeline Operations

Granite State is an interstate natural gas transmission pipeline company, operating 85 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State had operating revenue of $12.6 million in 2025. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and to third-party suppliers under FERC-approved rates.

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

Unitil Energy, Fitchburg, Northern Utilities, Bangor and Maine Natural have a well-diversified customer mix and are not dependent on a single customer, or a few customers, for their electric and natural gas sales.

Revenue Decoupling

The Company’s electric and gas sales in Massachusetts and New Hampshire are largely decoupled. Revenue decoupling eliminates the dependency of distribution revenue on the volume of electricity or gas sold. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU and NHPUC.

Non-Regulated and Other Non-Utility Operations

The results of Unitil’s other non-utility subsidiaries, Unitil Service, Unitil Resources, Unitil Realty, Unitil Water and the holding company, are included in the Company’s consolidated results of operations. The results of these non-utility operations are principally derived from income earned on short-term investments and real property owned for Unitil’s and its subsidiaries’ use and are reported, after intercompany eliminations, in Other segment income. For segment information, see Note 2 (Segment Information) to the Consolidated Financial Statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report.

RATES AND REGULATION

Regulation

Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 with regard to certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities also are regulated by the FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions, with regard to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the NHPUC; Fitchburg is subject to regulation by the MDPU; Northern Utilities is regulated by the NHPUC and Maine Public Utilities Commission (MPUC); and Bangor and Maine Natural are regulated by the MPUC. Granite State, Unitil’s interstate natural gas transmission pipeline, is subject to regulation by the FERC with regard to its rates and operations. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.

Unitil Energy, Fitchburg, Northern Utilities and Maine Natural’s non-Augusta service areas deliver electricity and/or natural gas to all customers in their service territory, at rates established under cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities are provided the opportunity to recover the cost of providing distribution service to their customers based on a test year, and to earn a reasonable return on their capital investment in utility assets. In addition, the Company’s distribution utilities and its natural gas transmission pipeline company may recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments and cost tracking rate mechanisms. Bangor and Maine Natural’s Augusta Service Area deliver natural gas to their customers at rates established under alternative rate plans, which provide multi-year rate changes designed to approximate market-based rates. The Company's electric and gas sales in New Hampshire and Massachusetts are largely decoupled.

Also see Note 1 (Summary of Significant Accounting Policies), Note 6 (Energy Supply) and Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements for additional information regarding rates and regulation.

EMPLOYEES

As of December 31, 2025, the Company and its subsidiaries had 595 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

The Company strives to be the employer of choice in the communities it serves. The Company works diligently to attract the best talent from a diverse range of sources to meet the current and future demands of the Company’s business.

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

As of December 31, 2025, a total of 192 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of December 31, 2025:

	Employees Covered	CBA Expiration
Unitil Energy	40	5/31/2028
Fitchburg	45	5/31/2027
Northern Utilities NH Division	35	5/31/2030
Northern Utilities ME Division	41	3/31/2027
Bangor	13	5/31/2026
Maine Natural	8	3/31/2027
Granite State	5	3/31/2027
Unitil Service	5	5/31/2028

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

RECENT DEVELOPMENTS

Acquisition of Bangor Natural Gas Company

On January 31, 2025, the Company acquired all issued and outstanding shares of Bangor for $71.4 million, which includes an estimated working capital adjustment. Through this acquisition, the Company expanded its service territory to include approximately 8,500 customers in the greater Bangor area of central Maine.

Acquisition of Maine Natural Gas Corporation

On March 31, 2025, the Company entered into a Stock Purchase Agreement (the Avangrid Purchase Agreement) between the Company and Avangrid Enterprises, Inc. (Avangrid). Pursuant to, and subject to the terms and conditions of, the Avangrid Purchase Agreement, the Company agreed to acquire all of the issued and outstanding shares of capital stock of Maine Natural from Avangrid for $86.0 million in cash, subject to certain adjustments as provided in the Avangrid Purchase Agreement. The MPUC issued an order on September 12, 2025 approving the merger of Maine Natural into the Company. The transaction closed on October 31, 2025.

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

INVESTOR INFORMATION

Annual Meeting

The Company’s annual meeting of shareholders is scheduled to be held at the offices of the Company, 6 Liberty Lane West, Hampton, New Hampshire, on Wednesday, April 29, 2026, at 11:30 a.m. Eastern Time.

Transfer Agent

The Company’s transfer agent, Computershare Investor Services, is responsible for shareholder records, issuance of common stock, administration of the Dividend Reinvestment and Stock Purchase Plan, and the distribution of Unitil’s dividends and IRS Form 1099-DIV. Shareholders may contact Computershare at:

Computershare Investor Services

P.O. Box 43078

Providence, RI 02940-3078

Telephone: 800-736-3001

computershare.com/investor

Investor Relations

For information about the Company, you may call the Company directly, toll-free, at: 800-999-6501 and ask for the Investor Relations Representative; visit the Investors page at unitil.com; or contact the transfer agent, Computershare, at the number listed above.

Special Services & Shareholder Programs Available to Holders of Record

If a shareholder’s shares of the Company’s common stock are registered directly in the shareholder’s name with the Company’s transfer agent, the shareholder is considered a holder of record of the shares. The following services and programs are available to shareholders of record:

•
Online Account Access is available at computershare.com/investor.
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

Regulatory authorities also have authority with respect to the Company’s ability to recover its electricity and natural gas supply costs, as incurred by Unitil Energy, Fitchburg, Unitil Power, Northern Utilities, Bangor and Maine Natural. If the Company is unable to recover a significant amount of these costs, or if the Company’s recovery of these costs is significantly delayed, the Company’s financial condition, results of operations, or cash flows could be adversely affected.

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

The Company’s short-term debt revolving credit facility typically has variable interest rates. Therefore, an increase or decrease in interest rates will increase or decrease the Company’s interest expense associated with its revolving credit facility. An increase in the Company’s interest expense could adversely affect the Company’s financial condition and results of operations. As of December 31, 2025, the Company had approximately $169.7 million in short-term debt outstanding under its revolving credit facility. If the lending counterparties under the Company’s current credit facility are unwilling or unable to meet their funding obligations, the Company may be unable to, or limited in its ability, to borrow under its credit facility. This situation could hinder or prevent the Company from meeting its current and future capital needs, which could correspondingly adversely affect the Company’s financial condition, results or operations, and cash flows.

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

The terms of the Company’s and its subsidiaries’ indebtedness impose various restrictions on the Company’s business operations, including the ability of the Company and its subsidiaries to incur additional indebtedness. These restrictions could adversely affect the Company’s financial condition, results of operations, and cash flows. The Company’s existing credit facility also provides for restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business, and includes a financial covenant that the Company’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. See sections titled Liquidity, Commitments and Capital Requirements in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements for a more detailed discussion of these restrictions.

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

As of February 9, 2026, the Company’s current effective annualized dividend is $1.90 per share of common stock, payable quarterly. The Board reviews Unitil’s dividend policy periodically in light of a number of business and financial factors, including those referred to in this report, and the Company cannot assure the amount of dividends, if any, that may be paid in the future.

Future sales and issuances of common stock or rights to purchase common stock, could result in dilution of the percentage ownership of the Company’s shareholders.

On June 3, 2025, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with sales agents, as agents and/or forward sellers, and forward purchasers pursuant to which we may sell, from time to time, up to an aggregate sales price of $50 million of common stock, through the sales agents (the ATM program). During the year ended December 31, 2025, the Company sold 27,620 shares of common stock under the ATM program at an average price of $53.00 per share, resulting in gross proceeds of $1.5 million and net proceeds of $1.4 million after deducting commissions and offering expenses. As of December 31, 2025, $48.5 million remains available for future sales under the program. Any sales of shares of common stock through the sales agents may cause dilution to the Company’s existing shareholders.

The Company has made and may make acquisitions and may pursue other strategic transactions, which could impact the Company’s financial condition or results of operations.

As part of the Company’s business strategy, the Company has made and may make acquisitions to add complementary companies, assets, services or products, and from time to time may enter into other strategic transactions such as investments and joint ventures. For example, the Company completed the acquisitions of Bangor Natural Gas Company on January 31, 2025 and Maine Natural Gas Corporation on October 31, 2025.

In the future, the Company may not be able to find suitable acquisition candidates, and may not be able to complete acquisitions or other strategic transactions on favorable terms, or at all. For example, on May 6, 2025, the Company entered into a definitive agreement to acquire Aquarion Water Company of Massachusetts, Inc., Aquarion Water Company of New Hampshire, Inc., and Abenaki Water Co., Inc. (the Aquarion Companies) from the Aquarion Water Authority, a quasi-public corporation and political subdivision of the State of Connecticut and a standalone, newly created water authority alongside the South Central Connecticut Regional Water Authority subject to certain closing adjustments. There is no guarantee that these acquisitions will be approved by the appropriate governmental and other regulatory authorities.

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

The Company purchases natural gas from U.S. domestic and Canadian supply sources largely under contracts of one year or less. On occasion, the Company purchases natural gas from producers and marketers on the spot market. The U.S. presidential administration has implemented of a number of tariffs, including tariffs on energy imports from Canada, which could significantly increase the cost of natural gas in the U.S., potentially decreasing customer demand for natural gas. The Company may also need to obtain natural gas from other sources, when possible. Any of these factors may adversely affect the Company’s financial condition or results of operations.

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

The Company engages or otherwise collaborates with cybersecurity consultants, cybersecurity experts, energy sector leaders, and other third parties in connection with the Cybersecurity Plan. Unitil Corporation is also a member of the cyber committees of both the American Gas Association and the Edison Electric Institute.

Third-party entities that provide hardware, software or related support services to the Company or hold the Company’s customer data represent material cybersecurity risks to the Company. To help mitigate those risks, the Company has robust procurement processes and requirements for such third-parties (which include a formal assessment of the third-party’s cyber posture, cyber liability insurance, and breach reporting protocols) that help the Company to oversee and identify cybersecurity risks associated with its use of such third-party entities.

During the fiscal year ended, and as of, December 31, 2025, there were no risks from cybersecurity threats (including as a result of previous cybersecurity incidents) that have materially affected or are reasonably likely to materially affect the Company (including its business strategy, results of operations, or financial condition).

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

The Company’s cybersecurity management team is responsible for assessing and managing the Company’s material risks from cybersecurity threats, including implementing the Cybersecurity Plan. The team includes the Company’s Senior Vice President of Shared Services and Director of Information Security and Infrastructure Operations, all of whom have an educational background relevant to, professional experience in, or other expertise in cybersecurity. The Senior Vice President, Shared Services holds a Master of Business Administration and Bachelor of Arts with over 25 years of professional experience leading teams in Human Resources, Supply Chain and Information Technology. The Senior Vice President of Shared Services has overall management responsibility for the Company’s cybersecurity. The Senior Vice President of Shared Services reports to the Company’s President and Chief Administrative Officer. The Director of Information Security and Cyber Operations holds CISSP and ITIL certifications, a Bachelor of Science in Computer Science and a Master’s Certificate in Cybersecurity with a concentration in Power Systems and has over 30 years of experience in the information technology field. The Director of Information Security and Infrastructure Operations also assumes responsibilities as the Company’s Chief Information Security Officer (CISO). The Director of Information Security and Infrastructure Operations has primary responsibility for the cybersecurity program including threat and vulnerability management, vendor security posture assessment, Industrial Control System (ICS) and SCADA infrastructure cybersecurity protection at electric substations and natural gas plants, as well as leading the Cyber Incident Response Team.

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
•
threat and vulnerability management;
•
vendor security posture assessment;
•
Industrial Control System and Supervisory Control and Data Acquisition infrastructure cybersecurity protection at electric substations and natural gas plants; and
•
leading the Company’s Cyber Incident Response Team.

In addition, the Company uses (i) a Security Operations Center vendor with 24x7 monitoring and response capabilities to identify any suspicious activity on the Company’s networks and (ii) a security consulting firm for assessments, penetration testing and incident response. In the event of a cybersecurity threat, the CISO and these parties would collaborate to assess and manage the risk with ultimate responsibility residing with the Board.

Also, in the event of a cybersecurity threat or cybersecurity incident, the Company’s cybersecurity management team will investigate and perform impact analysis and, as necessary, the CISO will activate the Company’s Cyber Incident Response Team. The Cyber Incident Response Team is a subset of the Company’s Crisis Response Team, which has responsibility for operational and business resilience, as well as tactical and strategic response. A foundational aspect of the Crisis Response Team is prompt and comprehensive communications to all concerned parties, both internal and external, including direction for management to inform the Board about risks from cybersecurity threats.

The Company’s determination of the materiality of a cybersecurity incident would generally include an evaluation of the incident’s effect on the Company (including (i) its business strategy, results of operations, or financial condition, (ii) the integrity, confidentiality, resiliency, and security of the Company’s networks and systems, and (iii) the Company’s operations).

Item 2. Properties

As of December 31, 2025, Unitil owned through its natural gas and electric distribution utilities, seven utility operating centers located in New Hampshire, Maine and Massachusetts. The Company’s real estate subsidiary, Unitil Realty, owns the Company’s corporate headquarters building and the land on which it is located in Hampton, New Hampshire. Unitil Realty also owns land in Kingston, New Hampshire on which Unitil Energy’s solar facility is located that became operational in May 2025.

The following tables detail certain of the Company’s electric and natural gas operations properties.

Electric Operations

Description	Unitil Energy	Fitchburg	Total
Primary Transmission and Distribution Pole Miles—Overhead	1,290	454	1,744
Conduit Distribution Bank Miles—Underground	245	69	314
Transmission and Distribution Substations*	26	11	37
Transformer Capacity of Transmission and Distribution Substations** (MVA)	458.1	410.9	869.0

* Includes locations that are normally in-service sources of distribution circuits through the use of transformer(s).

** Does not include load served directly from sub-transmission.

Natural Gas Operations

	Northern Utilities
Description	NH	ME	Fitchburg	Bangor	Maine Natural	Granite State	Total
Underground Natural Gas Mains—Miles	589	613	270	376	233	—	2,081
Natural Gas Transmission Pipeline—Miles	—	—	—	9	2	85	96
Service Pipes	25,192	24,463	11,245	8,058	5,470	—	74,428

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

Northern Utilities’ gas mains are primarily made up of polyethylene plastic (84.8%) and coated and wrapped cathodically protected steel (15.2%). FG&E’s gas mains are primarily made up of polyethylene plastic (49.5%), coated steel (42.9%), cast iron (6.6%), bare steel (0.9%), and wrought and ductile iron (0.1%). Bangor’s gas mains are primarily made up of polyethylene plastic (70.2%), coated and wrapped cathodically protected steel (29.6%), and unprotected bare and coated steel (0.2%). Maine Natural’s gas mains are primarily made up of polyethylene plastic (89.4%), and coated and wrapped cathodically protected steel (10.6%).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

The Company’s common stock is listed on the New York Stock Exchange under the symbol “UTL”. As of December 31, 2025, there were 1,078 shareholders of record of the Company’s common stock.

Dividend Information

Information regarding dividend payments by the Company to the Company’s shareholders for the year ended December 31, 2025 as compared to the year ended December 31, 2024, is set forth in the following table.

Dividends per Common Share	2025	2024
1st Quarter	$0.45	$0.425
2nd Quarter	0.45	0.425
3rd Quarter	0.45	0.425
4th Quarter	0.45	0.425
Total for Year	$1.80	$1.70

See “Dividends” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plans, as of December 31, 2025, is set forth in the following table.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	310,433
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	310,433

NOTES: (also see Note 5 (Equity) to the accompanying Consolidated Financial Statements)

(1)
Consists of the Third Amended and Restated 2003 Stock Plan (as amended and restated, the “Plan”). On April 19, 2012, shareholders initially approved the Plan, and a total of 677,500 shares of the Company’s common stock were reserved for issuance pursuant to awards of restricted stock, restricted stock units and common stock under the Plan. On May 1, 2024, shareholders approved an additional 350,000 shares of the Company’s common stock to be reserved for issuance pursuant to awards of restricted stock, restricted stock units and common stock under the Plan. A total of 639,505 shares of restricted stock have been awarded and 66,797 restricted stock units have been settled and issued as shares of common stock by Plan participants through December 31, 2025. As of December 31, 2025, a total of 15,200 shares of restricted stock were forfeited and once again became available for issuance under the Plan.

Stock Performance Graph

The following graph compares Unitil Corporation’s cumulative stockholder return since December 31, 2020 with the Peer Group index, comprised of the S&P 500 Utilities Index, and the S&P 500 index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2020.

Comparative Five-Year Cumulative Total Returns

$220
$200
$180
$160
$140
$120
$100
$80
2020
2021
2022
2023
2024
2025
Unitil $129
Peer Group $159
S&P 500 $196

NOTE:

(1)
The graph above assumes $100 invested on December 31, 2020, in each category and the reinvestment of all dividends during the five-year period. The Peer Group is comprised of the S&P 500 Utilities Index.

Unregistered Sales of Equity Securities and Uses of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended December 31, 2025.

Issuer Purchases of Equity Securities

There were no purchases of equity securities by the Company for the quarter ended December 31, 2025.

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

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 215,100 customers throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of five wholly-owned distribution utilities:

i)
Unitil Energy, which provides electric service in the southeastern seacoast and state capital regions of New Hampshire;
ii)
Fitchburg, which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts;
iii)
Northern Utilities, which provides natural gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland and the Lewiston-Auburn area;
iv)
Bangor, which provides natural gas service in the greater Bangor area of central Maine; and
v)
Maine Natural, which provides natural gas service in southern and central Maine, including the greater Portland region, as well as the capital city of Augusta.

Unitil Energy, Fitchburg, Northern Utilities, Bangor and Maine Natural are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 110,100 electric customers and 105,000 natural gas customers in their service territories. The distribution utilities are local “wires and pipes” operating companies.

In addition, Unitil is the parent company of Granite State, a natural gas transmission pipeline, regulated by the FERC, operating 85 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to North American pipeline supplies.

Unitil had an investment in Net Utility Plant of $1.8 billion at December 31, 2025. Unitil’s total revenue was $536.0 million in 2025, which includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the five distribution utilities and Granite State.

The Company’s other subsidiaries include Unitil Service, which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, Unitil Resources, the Company’s non-regulated subsidiary, which currently does not have any activity, Unitil Realty, which owns and manages the Company’s corporate office in Hampton, New Hampshire and also owns land in Kingston, New Hampshire on which Unitil Energy’s solar facility is located, which became operational in May 2025, and Unitil Water which currently does not have any activity. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

Regulation

Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 with regard to certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities are also regulated by the FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions, with regard to their rates, issuance of securities and other accounting and operational matters: Unitil

Energy is subject to regulation by the NHPUC; Fitchburg is subject to regulation by the MDPU; Northern Utilities is regulated by the NHPUC and MPUC; and Bangor and Maine Natural are regulated by the MPUC. Granite State, Unitil’s interstate natural gas transmission pipeline, is subject to regulation by the FERC with regard to its rates and operations. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations, financial position, and cash flows.

Unitil Energy, Fitchburg, Northern Utilities and Maine Natural’s non-Augusta service area deliver electricity and/or natural gas to all customers in their service territories, at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities are provided the opportunity to recover the cost of providing distribution service to their customers based on a historical or forward test year, and earn a return on their capital investment in utility assets. In addition, the Company’s distribution utilities and its natural gas transmission pipeline company also may recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments and cost tracker rate mechanisms. Bangor and Maine Natural’s Augusta Service Area deliver natural gas customers at rates established under alternative rate plans, which provide multi-year rate changes designed to approximate market-based rates.

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

The Company’s electric and gas sales in Massachusetts and New Hampshire are decoupled. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU and NHPUC.

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

The Company's earnings discussion includes Adjusted Net Income, a non-GAAP financial measure referencing the Company’s 2025 GAAP Net Income adjusted for certain transaction costs related to the Company's acquisitions of Bangor Natural Gas Company (transaction closed on January 31, 2025), Maine Natural Gas Corporation (transaction closed on October 31, 2025), Aquarion Water Company of Massachusetts, Inc., Aquarion Water Company of New Hampshire, Inc., and Abenaki Water Co., Inc. (the Aquarion Companies) (pending certain regulatory approvals and satisfaction of closing conditions). The Company's management believes that the transaction costs related to the acquisitions of Bangor, Maine Natural and the Aquarion Companies, which are included in Operation and Maintenance expense on the Consolidated Statements of Earnings, are not indicative of the Company's ongoing costs and not directly related to the ongoing operations of the business and therefore are not an indicator of baseline operating performance.

In the following tables the Company has reconciled Adjusted Net Income to GAAP Net Income, which we believe to be the most comparable GAAP financial measure.

(Millions, except per share data)
	Twelve Months Ended December 31, 2025
	Amount	Per Share
GAAP Net Income	$50.2	$2.97
Transaction Costs	3.1	0.19
Adjusted Net Income	$53.3	$3.16

	Twelve Months Ended December 31, 2024
	Amount	Per Share
GAAP Net Income	$47.1	$2.93
Transaction Costs	0.7	0.04
Adjusted Net Income	$47.8	$2.97

	Twelve Months Ended December 31, 2023
	Amount	Per Share
GAAP Net Income	$45.2	$2.82
Transaction Costs	—	—
Adjusted Net Income	$45.2	$2.82

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

Twelve Months Ended December 31, 2025 ($ millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$236.4	$299.6	$—	$536.0
Less: Cost of Sales	(121.8)	(100.5)	—	(222.3)
Less: Depreciation and Amortization	(31.9)	(56.8)	—	(88.7)
GAAP Gross Margin	82.7	142.3	—	225.0
Depreciation and Amortization	31.9	56.8	—	88.7
Adjusted Gross Margin	$114.6	$199.1	$—	$313.7

Twelve Months Ended December 31, 2024 ($ millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$248.3	$246.5	$—	$494.8
Less: Cost of Sales	(141.0)	(79.6)	—	(220.6)
Less: Depreciation and Amortization	(29.3)	(46.8)	—	(76.1)
GAAP Gross Margin	78.0	120.1	—	198.1
Depreciation and Amortization	29.3	46.8	—	76.1
Adjusted Gross Margin	$107.3	$166.9	$—	$274.2

Twelve Months Ended December 31, 2023 ($ millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$306.5	$250.6	$—	$557.1
Less: Cost of Sales	(202.4)	(96.1)	—	(298.5)
Less: Depreciation and Amortization	(26.0)	(40.4)	(1.0)	(67.4)
GAAP Gross Margin	78.1	114.1	(1.0)	191.2
Depreciation and Amortization	26.0	40.4	1.0	67.4
Adjusted Gross Margin	$104.1	$154.5	$—	$258.6

Electric GAAP Gross Margin was $82.7 million in 2025, an increase of $4.7 million compared to 2024. The increase was driven by higher rates and customer growth of $7.3 million, partially offset by higher depreciation and amortization expense of $2.6 million.

Electric GAAP Gross Margin was $78.0 million in 2024, a decrease of $0.1 million compared to 2023. The decrease was driven by higher depreciation and amortization expense of $3.3 million, largely offset by higher rates and customer growth of $3.2 million.

Gas GAAP Gross Margin was $142.3 million in 2025, an increase of $22.2 million compared to 2024. The increase was driven primarily by higher rates and customer growth of $32.2 million, partially offset by higher depreciation and amortization of $10.0 million. The increases attributable to Bangor and Maine Natural for gas operating revenue, cost of gas sales and depreciation and amortization for 2025 were $36.2 million, $19.6 million and $3.3 million, respectively.

Gas GAAP Gross Margin was $120.1 million in 2024, an increase of $6.0 million compared to 2023. The increase was driven primarily by higher rates, and customer growth, of $12.4 million, partially offset by higher depreciation and amortization of $6.4 million.

Net Income and EPS Overview

2025 Compared to 2024—The Company’s GAAP Net Income was $50.2 million, or $2.97 in Earnings Per Share (EPS), for the year ended December 31, 2025, an increase of $3.1 million in Net Income, or $0.04 in EPS, compared to 2024. The Company’s Adjusted Net Income (a non-GAAP financial measure) was $53.3 million, or $3.16 in EPS for the year ended December 31, 2025, an increase of $5.5 million, or $0.19 in EPS, compared to 2024. The Company’s earnings in 2025 reflect higher rates and customer growth.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $114.6 million in 2025, an increase of $7.3 million compared with 2024. The increase was driven by higher rates and customer growth.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $199.1 million in 2025, an increase of $32.2 million compared to 2024. The increase was driven primarily by higher rates, and customer growth. Gas Adjusted Gross Margin included $16.6 million related to Bangor and Maine Natural in 2025.

Operation and Maintenance (O&M) expenses increased $14.9 million in 2025 compared to 2024, reflecting higher utility operating costs of $6.1 million, higher labor and other costs of $5.5 million and higher acquisition costs of $3.3 million. O&M expenses included $4.2 million of utility operating costs for Bangor and Maine Natural in 2025.

Depreciation and Amortization expense increased $12.6 million in 2025 compared to 2024, reflecting higher depreciation rates from recent base rate cases, additional depreciation associated with higher levels of utility plant in service and higher amortization of other deferred costs. Depreciation and Amortization expense included $3.3 million related to Bangor and Maine Natural in 2025.

Taxes Other Than Income Taxes increased $1.4 million in 2025 compared to 2024, reflecting higher local property taxes on higher utility plant in service associated with the Company’s completed acquisitions of Bangor and Maine Natural.

Interest Expense, Net increased $7.4 million in 2025 compared to 2024 primarily reflecting higher interest on higher levels of debt from the acquisitions of Bangor and Maine Natural and lower interest income on regulatory assets and allowance for funds used during construction.

Other Expense (Income), Net decreased $1.2 million in 2025 compared to 2024, reflecting lower retirement benefit costs.

Federal and State Income Taxes increased $1.3 million in 2025 compared to 2024, reflecting higher pre-tax earnings in 2025.

In 2025, Unitil’s annual common dividend was $1.80 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At a January 2026 meeting of the Unitil Corporation Board of Directors (the “Board”), the Board declared a quarterly dividend on the Company’s common stock of $0.475 per share, an increase of $0.025 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.90 per share from $1.80 per share.

2024 Compared to 2023—The Company’s GAAP Net Income was $47.1 million, or $2.93 in EPS, for the year ended December 31, 2024, an increase of $1.9 million in Net Income, or $0.11 in EPS, compared to 2023. The Company’s Adjusted Net Income (a non-GAAP financial measure) was $47.8 million, or $2.97 in EPS, for the year ended December 31, 2024, an increase of $2.6 million, or $0.15 in EPS, compared to 2023. The Company’s earnings in 2024 reflect higher rates and customer growth.

Electric Revenues, Adjusted Gross Margin and Sales

Electric Operating Revenues and Electric Adjusted Gross Margin (a non-GAAP financial measure)—The following table details Total Electric Operating Revenue and Electric Adjusted Gross Margin for the last three years by major customer class:

				Change
Electric Operating Revenues and Electric Adjusted Gross Margin				2025 vs. 2024		2024 vs. 2023
(millions)	2025	2024	2023	$	%	$	%
Electric Operating Revenue:
Residential	$132.6	$140.6	$184.5	$(8.0)	(5.7)%	$(43.9)	(23.8)%
Commercial & Industrial	103.8	107.7	122.0	(3.9)	(3.6)%	(14.3)	(11.7)%
Total Electric Operating Revenue	236.4	248.3	306.5	(11.9)	(4.8)%	(58.2)	(19.0)%
Cost of Electric Sales	121.8	141.0	202.4	(19.2)	(13.6)%	(61.4)	(30.3)%
Electric Adjusted Gross Margin	$114.6	$107.3	$104.1	$7.3	6.8%	$3.2	3.1%

The decrease in Total Electric Operating Revenue of $11.9 million, or 4.8%, in 2025 compared to 2024 reflects lower costs of electric sales due to the increase in the amount of electricity purchased by customers directly from third-party suppliers, which are tracked and reconciled costs as a pass-through to customers, partially offset by higher electric distribution rates.

Electric GAAP Gross Margin is discussed above in the section entitled “Use of GAAP and Non-GAAP Financial Measures”.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $114.6 million in 2025, an increase of $7.3 million compared with 2024. The increase was driven by higher rates and customer growth.

The decrease in Total Electric Operating Revenue of $58.2 million, or 19.0%, in 2024 compared to 2023 reflects lower costs of electric sales, which are tracked and reconciled costs as a pass-through to customers, partially offset by higher electric distribution rates.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $107.3 million in 2024, an increase of $3.2 million compared with 2023. The increase was driven by higher rates and customer growth.

Kilowatt-hour Sales—Unitil’s total electric kilowatt-hour (kWh) sales decreased 0.6% in 2025 compared to 2024. Sales to Residential customers increased 4.1% reflecting colder weather for heating purposes in the first and fourth quarter of 2025 compared to the same periods in 2024 and customer growth, partially offset by cooler weather for cooling purposes in the third quarter of 2025 compared to the same period in 2024. Sales to C&I customers decreased 4.0% in 2025 compared to 2024, reflecting the loss of a large industrial customer in the Fitchburg area in 2025, partially offset by customer growth. Based on weather data collected in the Company’s electric service areas, on average there were 13.7% more Heating Degree days and 6.6% less Cooling Degree Days in 2025 compared to 2024. As of December 31, 2025, the number of electric customers served increased by approximately 610 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales, although those sales margins are sensitive to changes in the number of customers served. Substantially all of the Company's electric kWh sales volumes are decoupled.

Unitil’s total electric kWh sales increased 1.3% in 2024 compared to 2023. Sales to Residential customers increased 1.6% and sales to C&I customers increased 1.1% in 2024 compared to 2023, reflecting warmer weather for cooling purposes in the second quarter of 2024 compared to the same period in 2023, and customer growth. Based on weather data collected in the Company’s electric service areas, on average there were 12.2% more Cooling Degree Days in 2024 compared to 2023. As of December 31, 2024, the number of electric customers served increased by approximately 990 over the previous year.

The following table details total kWh sales for the last three years by major customer class:

				Change
				2025 vs. 2024		2024 vs. 2023
kWh Sales (millions)	2025	2024	2023	kWh	%	kWh	%
Residential	686.7	659.7	649.3	27.0	4.1%	10.4	1.6%
Commercial & Industrial	887.7	924.6	914.2	(36.9)	(4.0)%	10.4	1.1%
Total kWh Sales	1,574.4	1,584.3	1,563.5	(9.9)	(0.6)%	20.8	1.3%

Gas Revenues, Adjusted Gross Margin and Sales

Gas Operating Revenues and Adjusted Gross Margin (a non-GAAP financial measure)—The following table details total Gas Operating Revenue and Gas Adjusted Gross Margin for the last three years by major customer class:

				Change
Gas Operating Revenues and Gas Adjusted Gross Margin				2025 vs. 2024		2024 vs. 2023
(millions)	2025	2024	2023	$	%	$	%
Gas Operating Revenue:
Residential	$124.3	$101.0	$100.7	$23.3	23.1%	$0.3	0.3%
Commercial & Industrial	175.3	145.5	149.9	29.8	20.5%	(4.4)	(2.9)%
Total Gas Operating Revenue	299.6	246.5	250.6	53.1	21.5%	(4.1)	(1.6)%
Cost of Gas Sales	100.5	79.6	96.1	20.9	26.3%	(16.5)	(17.2)%
Gas Adjusted Gross Margin	$199.1	$166.9	$154.5	$32.2	19.3%	$12.4	8.0%

The increase in Total Gas Operating Revenues of $53.1 million, or 21.5%, in 2025 compared to 2024 reflects $36.2 million of sales for Bangor and Maine Natural, higher gas distribution rates and customer growth, the favorable impact of colder winter weather in 2025 and higher costs of gas sales, which are tracked and reconciled as a pass-through to customers.

Gas GAAP Gross Margin is discussed above in the section entitled “Use of GAAP and Non-GAAP Financial Measures”.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $199.1 million in 2025, an increase of $32.2 million compared to 2024. The increase includes $16.6 million for Bangor and Maine Natural, higher rates gas distribution rates, the favorable impact of winter weather in 2025 and customer growth.

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

Therm Sales—Unitil’s total gas therm sales increased 26.6% in 2025 compared to 2024. Sales to Residential customers increased 34.0% and sales to C&I customers increased 24.8% in 2025 compared to 2024, reflecting colder winter weather and customer growth. Total gas therm sales included 40.0 million therms related to Bangor and Maine Natural in 2025. Based on weather data collected in the Company’s gas service areas, on average there were 12.2% higher Effective Degree Days (EDD) in 2025 compared to 2024. The Company estimates weather-normalized gas therm sales for Northern Utilities' Maine division, the Company's largest non-decoupled gas service area, increased 3.5% in 2025 compared to 2024. As of December 31, 2025, the number of gas customers served increased by approximately 15,930 over the previous year, with 15,360 customers at Bangor and Maine Natural. Sales margins derived from decoupled unit sales (currently representing approximately 38% of total annual therm sales volume) are not sensitive to changes in gas therm sales, although those sales margins are sensitive to changes in the number of customers served. In 2025, there were 2.7% more EDD than normal. In 2024, there were 9.5% fewer EDD than normal.

Unitil’s total gas therm sales decreased 0.7% in 2024 compared to 2023. Sales to Residential customers decreased 1.4% and sales to C&I customers decreased 0.5% in 2024 compared to 2023, reflecting lower average usage, partially offset by customer growth. As of December 31, 2024, the number of gas customers served increased by approximately 730 over the previous year. Sales margins derived from decoupled unit sales (currently representing approximately 43% of total annual therm sales volume) are not sensitive to changes in gas therm sales, although those sales margins are sensitive to changes in the number of customers served. In 2024 and 2023, there were 9.5% and 11.0% fewer Effective Degree Days (EDD) than normal, respectively.

The following table details total therm sales for the last three years, by major customer class:

				Change
				2025 vs. 2024		2024 vs. 2023
Therm Sales (millions)	2025	2024	2023	Therms	%	Therms	%
Residential	56.7	42.3	42.9	14.4	34.0%	(0.6)	(1.4)%
Commercial & Industrial	221.8	177.7	178.6	44.1	24.8%	(0.9)	(0.5)%
Total Therm Sales	278.5	220.0	221.5	58.5	26.6%	(1.5)	(0.7)%

The Company transported 53.1 million therms in 2025 to two electric generation facilities in Maine. As these facilities were charged fixed fees and utilized third-party energy suppliers for natural gas, the therms were not included in the above table.

Operating Expenses

Cost of Electric Sales—Cost of Electric Sales includes the cost of electric supply as well as other energy supply related costs and spending on energy efficiency programs. Cost of Electric Sales decreased $19.2 million, or 13.6%, in 2025 compared to 2024. This decrease reflects an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by higher wholesale electricity prices. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2024, Cost of Electric Sales decreased $61.4 million, or 30.3%, compared to 2023. This decrease reflects lower wholesale electricity prices and an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by higher electric sales.

Cost of Gas Sales—Cost of Gas Sales includes the cost of natural gas purchased to supply the Company’s total gas supply requirements as well as other energy supply related costs and spending on energy efficiency programs. Cost of Gas Sales increased $20.9 million, or 26.3%, in 2025 compared to 2024. This increase reflects higher gas sales primarily from the Bangor and Maine Natural acquisitions. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2024, Cost of Gas Sales decreased $16.5 million, or 17.2%, compared to 2023. This decrease reflects lower gas sales, lower wholesale gas commodity prices and an increase in the amount of gas purchased by customers directly from third-party suppliers.

Operation and Maintenance—O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s other subsidiaries. Total O&M expenses increased $14.9 million, or 19.2%, in 2025 compared to 2024, reflecting higher utility operating costs of $6.1 million, higher labor and other costs of $5.5 million and higher acquisition costs of $3.3 million. O&M expenses included $4.2 million of utility operating costs for Bangor and Maine Natural in 2025.

In 2024, total O&M expenses increased $2.0 million, or 2.6%, compared to 2023, reflecting higher labor costs of $2.5 million, partially offset by lower utility operating costs of $0.5 million.

Depreciation and Amortization—Depreciation and Amortization expense increased $12.6 million, or 16.6%, in 2025 compared to 2024, reflecting higher depreciation rates from recent base rate cases, additional depreciation associated with higher levels of utility plant in service and higher amortization of other deferred costs. Depreciation and Amortization expense included $3.3 million related to Bangor and Maine Natural in 2025.

In 2024, Depreciation and Amortization expense increased $8.7 million, or 12.9%, compared to 2023, reflecting higher depreciation rates from recent base rate cases, additional depreciation associated with higher levels of utility plant in service and higher amortization of rate case and other deferred costs.

Taxes Other Than Income Taxes—Taxes Other Than Income Taxes increased $1.4 million, or 4.7%, in 2025 compared to 2024, reflecting higher local property taxes on higher utility plant in service associated with the Company’s completed acquisitions of Bangor and Maine Natural.

In 2024, Taxes Other Than Income Taxes increased $1.4 million, or 4.9%, compared to 2023, reflecting higher local property taxes on higher utility plant in service and higher payroll taxes.

Interest Expense, Net—Interest expense is presented in the Consolidated Financial Statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings (See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements). Certain reconciling rate mechanisms used by the Company’s distribution utilities give rise to regulatory assets and regulatory liabilities on which interest is calculated.

Interest Expense, Net increased $7.4 million, or 25.3%, in 2025 compared to 2024 primarily reflecting higher interest on higher levels of debt from the acquisitions of Bangor and Maine Natural and lower interest income on regulatory assets and allowance for funds used during construction.

Interest Expense, Net increased $0.6 million, or 2.1%, in 2024 compared to 2023 primarily reflecting higher interest on higher levels of long-term debt and higher interest on short-term borrowings, partially offset by higher interest income on regulatory assets and other.

Other (Income) Expense, Net—Other Expense (Income), Net decreased $1.2 million in 2025 compared to 2024, reflecting lower retirement benefit costs.

Other Expense (Income), Net increased $0.2 million in 2024 compared to 2023, reflecting lower retirement benefit costs.

Provision for Income Taxes—Federal and State Income Taxes increased $1.3 million in 2025 compared to 2024, reflecting higher pre-tax earnings in 2025.

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

On August 18, 2025, the Company issued and sold 1,602,358 shares of its common stock at a price of $46.65 per share in a registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering was approximately $71.8 million. The proceeds were used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes. Overall, the results of operations and earnings in 2025 reflect the higher number of average shares outstanding.

On June 3, 2025, the Company entered into an at-the-market equity offering program (the ATM program) with sales agents under which the Company may, from time to time, offer and sell shares of Unitil's common stock having an aggregate offering price of up to $50 million. Sales of common stock under the ATM program, if any, are made pursuant to a shelf registration statement on Form S-3 (File No. 333-287753) and a related prospectus supplement filed with the Securities and Exchange Commission. As of December 31, 2025, the Company had sold an aggregate of 27,620 shares under the ATM program for net proceeds of $1.4 million. As of December 31, 2025, approximately $48.5 million remains available for future sales under the program.

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At December 31, 2025 and December 31, 2024, the Company and all of its subsidiaries were in compliance with the regulatory requirements governing participation in the Cash Pool.

On September 29, 2022, the Company entered into a Third Amended and Restated Credit Agreement with a syndicate of lenders (collectively, the “Credit Facility”), which amended and restated the prior facility in full, and on January 29, 2025, the Company executed an amendment that increased the borrowing limit from $200 million to $275 million and extended the maturity date from September 29, 2027 to September 29, 2028. Unitil may borrow under the Credit Facility through September 29, 2028, with the option for two additional one‑year extensions under certain conditions. The Credit Facility provides for a $275 million borrowing limit, including a $25 million sublimit for standby letters of credit, and permits Unitil to increase the borrowing limit by up to an additional $75 million under certain circumstances. Borrowings under the Credit Facility may bear interest at various rate options, including a daily fluctuating rate equal to the forward‑looking one‑month SOFR term rate (as administered by the Federal Reserve Bank of New York), plus 0.1000%, plus a margin ranging from 1.125% to 1.375% based on Unitil’s credit rating.

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $476.4 million and $308.4 million for the years ended December 31, 2025 and December 31,

2024, respectively. Total gross repayments were $412.5 million and $364.6 million for the years ended December 31, 2025 and December 31, 2024, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2025 and December 31, 2024:

	December 31,
Revolving Credit Facility (millions)	2025	2024
Limit	$275.0	$200.0
Short-Term Borrowings Outstanding	$169.7	$105.8
Available	$105.3	$94.2

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

The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2025 and December 31, 2024, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4 Debt and Financing Arrangements.)

On October 31, 2025, the Company entered into a senior unsecured delayed-draw term loan facility with The Bank of Nova Scotia. The proceeds of the $86.0 million facility were used to initially fund the acquisition of Maine Natural on October 31, 2025. The facility provides that the Company has an option for determining whether interest on loans under the facility will bear interest based on a Base Rate plus an applicable margin of 0.25% or based on a one month Term SOFR plus a SOFR adjustment of 0.10% plus an applicable margin of 1.25%. The Base Rate is equal to the highest of the (a) Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by The Bank of Nova Scotia as its "prime rate", or (c) one month Term SOFR plus a SOFR adjustment of 0.10% plus 1.00%. The facility has a maturity date of October 31, 2026.

Issuance of Long-Term Debt—On July 8, 2025, Bangor issued $14.0 million of Notes due 2030 at 5.70% and $18.0 million of Notes due 2035 at 6.31%. Bangor used the net proceeds to refinance existing debt and for general corporate purposes. Approximately $0.2 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt for presentation purposes on the Consolidated Balance Sheet in the third quarter of 2025.

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

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” and Bangor is rated “BBB” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.

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

The Company and its subsidiaries have material energy supply commitments that are discussed in Note 6 (Energy Supply) and Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements. Cash outlays for the purchase of electricity and natural gas to serve customers are subject to reconciling recovery through periodic changes in rates, with carrying charges on deferred balances. From year to year, there are likely to be timing differences associated with the cash recovery of such costs, creating under- or over-recovery situations at any point in time. Rate recovery mechanisms are typically designed to collect the under-recovered cash or refund the over-collected cash over subsequent periods of less than one year.

The Company provides limited guarantees on certain energy and natural gas asset management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2025, there were $50.3 million of guarantees outstanding.

Northern Utilities and Bangor enter into asset management agreements under which Northern Utilities and Bangor release certain natural gas pipeline and storage assets, resell the natural gas storage inventory to an asset manager and subsequently repurchase the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $9.3 million of natural gas storage inventory and corresponding obligations at December 31, 2025, related to these asset management agreements. The amount of natural gas inventory released in December 2025, which was payable in January 2026, was $3.0 million and was recorded in Accounts Payable at December 31, 2025.

Benefit Plan Funding

The Company, along with its subsidiaries, made cash contributions to its Pension Plan in the amounts of $3.9 million and $3.8 million in 2025 and 2024, respectively. The Company, along with its subsidiaries, contributed $2.2 million and $2.5 million to Voluntary Employee Benefit Trusts (VEBTs) in 2025 and 2024, respectively. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan and the VEBTs in 2026 and future years at least at minimum required amounts. See Note 10 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. As of December 31, 2025, other than the energy and natural gas asset management contract guarantees noted above, there were no other guarantees outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for 2025 and 2024.

	2025	2024
Cash Provided by Operating Activities	$131.3	$125.9

Cash Provided by Operating Activities - Cash Provided by Operating Activities was $131.3 million in 2025, an increase of $5.4 million compared to 2024.

Cash flow from Net Income, adjusted for the total of non-cash charges was $148.5 million in 2025 compared to $136.4 million in 2024, an increase of $12.1 million. The change to Net Income is primarily attributable to increases in electric and gas sales margin partially offset by higher operating expense. The increase in depreciation and amortization of $12.6 million in

2025 compared to 2024 reflects higher rates and additional depreciation on higher utility plant in service. The decrease in the deferred tax provision of ($3.6) million in 2025 compared to 2024 is primarily driven by lower tax depreciation in 2025.

Changes in working capital items resulted in a ($20.6) million use of cash in 2025 compared to a ($1.6) million use of cash in 2024, representing a decrease in use of cash of ($19.0) million. The change in working capital in 2025 compared to 2024 is primarily related to the net change in accounts receivable, exchange gas receivable, and regulatory liabilities and is reflective of the effect of the current macroeconomic environment and the timing of cash receipts and disbursements in the normal course of business.

Deferred Regulatory and Other Charges changed by $3.3 million in 2025 compared to 2024, primarily driven by changes in Regulatory Assets and Liabilities, and the change in Other, net in 2025 compared to 2024 was $9.0 million.

	2025	2024
Cash Used in Investing Activities	$(345.5)	$(169.9)

Cash Used in Investing Activities - Cash Used in Investing Activities was ($345.5) million in 2025 compared to ($169.9) million in 2024, an increase of $175.6 million. The higher spending in 2025 is primarily related to $160.4 million for the acquisitions of Bangor Natural Gas and Maine Natural Gas. Normal utility capital expenditures for electric and gas utility system additions increased $15.2 million compared to 2024. The Company’s projected capital spending for 2026 is $221 million.

	2025	2024
Cash Provided by Financing Activities	$223.5	$43.8

Cash Provided by Financing Activities - Cash Provided by Financing Activities was $223.5 million in 2025 compared to cash provided of $43.8 million in 2024. The higher cash provided from financing activities in 2025 compared to 2024 of $179.7 million is primarily attributable to higher proceeds from short-term debt of $206.1 million and higher proceeds from issuance of common stock of $72.4 million. Offsetting these cash sources was lower proceeds from the issuance of long-term debt of $103.0 million compared to 2024. Other changes in financing activities in 2025 provided higher cash of $4.2 million compared to 2024.

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

Unitil’s Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2025 and December 31, 2024, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The Company and its subsidiaries are currently in compliance with all such covenants in these debt instruments.

DIVIDENDS

Unitil’s annual common dividend was $1.80 per common share in 2025, $1.70 per common share in 2024, and $1.62 per common share in 2023. Unitil’s dividend policy is reviewed periodically by the Board. Unitil has maintained an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At a January 2026 meeting of the Board, the Board declared a quarterly dividend on the Company’s common stock of $0.475 per share, an increase of $0.025 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.90 from $1.80. The amount and timing of all dividend payments are subject to the discretion of the Board and will depend upon business conditions, results of operations, financial conditions and other factors. In addition, the ability of the Company’s subsidiaries to pay dividends or make distributions to Unitil, and, therefore, Unitil’s ability to pay dividends, depends on, among other things:

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

Regulatory Accounting—The Company’s principal business is the distribution of electricity and natural gas by the five distribution utilities: Unitil Energy, Fitchburg, Northern Utilities, Bangor and Maine Natural. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC, Northern Utilities is regulated by the MPUC and NHPUC, and Bangor and Maine Natural are regulated by the MPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the

Regulated Operations guidance as set forth in the Financial Accounting Standards Board Accounting Standards Codification (FASB Codification). In accordance with the FASB Codification, the Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

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

The FASB Codification requires companies to record on their balance sheets as an asset or liability the overfunded or underfunded status of their retirement benefit obligations (RBO) based on the projected benefit obligation. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of the PBOP Plan and SERP obligations in electric and gas rates. The Company has recognized a corresponding Regulatory Liability, to recognize the future flow back of the Pension Plan obligation in electric and gas rates. The Company’s RBO and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s RBO is affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. If these assumptions were changed, the resulting change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material effect on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For the year ended December 31, 2025, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $428,700 in the Net Periodic Benefit Cost for the Pension Plan. Similarly, a change of 0.50% in the expected long-term rate of return on plan assets would have resulted in an increase or decrease of approximately $700,300 in the Net Periodic Benefit Cost for the Pension Plan. (See Note 10 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.)

Refer to “Recently Issued Pronouncements” in Note 1 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

For additional information regarding the foregoing matters, see Note 1 (Summary of Significant Accounting Policies), Note 6 (Energy Supply), and Note 10 (Retirement Benefit Plans) to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Please also refer to Part I, Item 1A. “Risk Factors”.

INTEREST RATE RISK

Unitil meets its external financing needs, in part, by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rate on short-term borrowings and intercompany money pool transactions was 5.4%, 6.5%, and 6.4% during 2025, 2024, and 2023, respectively.

COMMODITY PRICE RISK

Although Unitil’s five distribution utilities are subject to commodity price risk as part of their traditional operations, the current regulatory framework within which these companies operate allows for full collection of electric power and natural gas supply costs in rates on a pass-through basis. Consequently, there is limited commodity price risk after consideration of the related rate-making. Additionally, as discussed in the section entitled Rates and Regulation in Part I, Item 1 (Business) and in Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements, the Company has divested its long-term power supply contracts and therefore, further reduced its exposure to commodity risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Unitil Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Unitil Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of earnings, changes in common stock equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Maine Natural Gas Corporation, which was acquired on October 31, 2025, and whose financial statements constitute approximately 4.9% and 1.5%, respectively, of the Company's consolidated total assets and revenues as of and for the year ended December 31, 2025. Accordingly, our audit of internal control over financial reporting did not include the internal control over financial reporting at Maine Natural Gas Corporation.

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

Impact of Rate-Regulation on Various Account Balances and Disclosures — Refer to Notes 1 and 8 to the financial statements

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. While the Company has indicated that it expects to recover costs and a return on its investments, there is a risk that the Commissions’ will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2025, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments require specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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

/s/ Deloitte & Touche LLP

Boston, MA
February 9, 2026

We have served as the Company's auditor since 2014.

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

Year Ended December 31,	2025	2024	2023
Operating Revenues:
Electric	$236.4	$248.3	$306.5
Gas	299.6	246.5	250.6
Total Operating Revenues	536.0	494.8	557.1
Operating Expenses:
Cost of Electric Sales	121.8	141.0	202.4
Cost of Gas Sales	100.5	79.6	96.1
Operation and Maintenance	92.5	77.6	75.6
Depreciation and Amortization	88.7	76.1	67.4
Taxes Other Than Income Taxes	31.3	29.9	28.5
Total Operating Expenses	434.8	404.2	470.0
Operating Income	101.2	90.6	87.1
Interest Expense, Net	36.7	29.3	28.7
Other Expense (Income), Net	(1.0)	0.2	—
Income Before Income Taxes	65.5	61.1	58.4
Provision for Income Taxes	15.3	14.0	13.2
Net Income Applicable to Common Shares	$50.2	$47.1	$45.2
Earnings per Common Share—Basic and Diluted	$2.97	$2.93	$2.82
Weighted Average Common Shares Outstanding - (Basic)	16.8	16.1	16.0
Weighted Average Common Shares Outstanding - (Diluted)	16.8	16.1	16.1

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (Millions)

ASSETS

December 31,	2025	2024
Current Assets:
Cash and Cash Equivalents	$15.6	$6.3
Accounts Receivable, Net	98.6	75.0
Accrued Revenue	87.0	77.4
Exchange Gas Receivable	9.8	6.4
Gas Inventory	1.3	1.1
Materials and Supplies	15.4	14.2
Prepayments and Other	12.4	8.4
Total Current Assets	240.1	188.8
Utility Plant:
Electric	752.2	699.4
Gas	1,413.0	1,189.9
Common	75.3	69.0
Construction Work in Progress	101.7	92.9
Utility Plant	2,342.2	2,051.2
Less: Accumulated Depreciation	543.7	511.6
Net Utility Plant	1,798.5	1,539.6
Other Noncurrent Assets:
Regulatory Assets	38.8	41.9
Operating Lease Right of Use Assets	7.0	6.7
Goodwill	4.3	—
Other Assets	45.5	17.5
Total Other Noncurrent Assets	95.6	66.1
TOTAL ASSETS	$2,134.2	$1,794.5

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (cont.) (Millions, except number of shares)

LIABILITIES AND CAPITALIZATION

December 31,	2025	2024
Current Liabilities:
Accounts Payable	$62.9	$49.7
Short-Term Debt	255.7	105.8
Long-Term Debt, Current Portion	37.9	4.9
Regulatory Liabilities	16.7	17.2
Energy Supply Obligations	11.6	10.0
Environmental Obligations	0.8	0.7
Operating Lease Obligations	2.1	1.8
Interest Payable	9.4	8.4
Other Current Liabilities	28.7	30.2
Total Current Liabilities	425.8	228.7
Noncurrent Liabilities:
Retirement Benefit Obligations	32.9	25.5
Deferred Income Taxes, Net	196.7	186.1
Cost of Removal Obligations	153.0	139.2
Regulatory Liabilities	64.1	46.8
Environmental Obligations	7.3	7.1
Operating Lease Obligations	4.9	4.9
Other Noncurrent Liabilities	7.3	5.3
Total Noncurrent Liabilities	466.2	414.9
Capitalization:
Long-Term Debt, Less Current Portion	632.6	638.4
Stockholders’ Equity:
Common Equity (No par value, Authorized 25,000,000 Shares; Outstanding 17,919,191 and 16,192,345 Shares as of respective dates)	418.2	341.2
Retained Earnings	191.2	171.1
Total Common Stock Equity	609.4	512.3
Preferred Stock	0.2	0.2
Total Stockholders’ Equity	609.6	512.5
Total Capitalization	1,242.2	1,150.9
Commitments and Contingencies (Note 8)
TOTAL LIABILITIES AND CAPITALIZATION	$2,134.2	$1,794.5

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions)

Year Ended December 31,	2025	2024	2023
Operating Activities:
Net Income	$50.2	$47.1	$45.2
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	88.7	76.1	67.4
Deferred Tax Provision	9.6	13.2	7.4
Changes in Working Capital Items:
Accounts Receivable	(18.4)	—	(1.2)
Accrued Revenue	(0.3)	(14.0)	9.4
Regulatory Liabilities	(3.3)	3.7	(1.5)
Exchange Gas Receivable	(3.4)	3.0	8.6
Accounts Payable	7.0	2.0	(20.9)
Other Changes in Working Capital Items	(2.2)	3.7	1.0
Deferred Regulatory and Other Charges	(3.6)	(6.9)	(8.5)
Other, net	7.0	(2.0)	0.1
Cash Provided by Operating Activities	131.3	125.9	107.0
Investing Activities:
Property, Plant and Equipment Additions	(185.1)	(169.9)	(141.0)
Acquisitions, Net of Cash Acquired	(160.4)	—	—
Cash Used In Investing Activities	(345.5)	(169.9)	(141.0)
Financing Activities:
Proceeds (Repayment of) from Short-Term Debt, net	149.9	(56.2)	46.0
Issuance of Long-Term Debt	32.0	135.0	25.0
Repayment of Long-Term Debt	(4.9)	(4.9)	(6.9)
Long-Term Debt Issuance Costs	(0.2)	(1.1)	(0.2)
Increase in Capital Lease Obligations	0.1	—	0.3
Net Increase (Decrease) in Exchange Gas Financing	3.3	(2.6)	(7.6)
Dividends Paid	(30.1)	(27.5)	(26.2)
Proceeds from Issuance of Common Stock	73.5	1.1	1.1
Construction Advances	(0.1)	—	—
Cash Provided by Financing Activities	223.5	43.8	31.5
Net Increase (Decrease) in Cash and Cash Equivalents	9.3	(0.2)	(2.5)
Cash and Cash Equivalents at Beginning of Year	6.3	6.5	9.0
Cash and Cash Equivalents at End of Year	$15.6	$6.3	$6.5
Supplemental Information:
Interest Paid	$39.3	$31.2	$30.9
Income Taxes Paid	$4.9	$2.5	$—
Payments on Capital Leases	$0.2	$0.2	$0.2
Capital Expenditures Included in Accounts Payable	$8.1	$11.7	$7.5
Right of Use Assets Obtained in Exchange for Lease Obligations	$1.7	$2.6	$2.7

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF

CHANGES IN COMMON STOCK EQUITY (Millions, except shares data)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2023	$334.9	$132.5	$467.4
Net Income for 2023		45.2	45.2
Dividends ($1.62 per Common Share)		(26.2)	(26.2)
Shares Issued Under Stock Plans	1.6		1.6
Issuance of 21,321 Common Shares (See Note 5)	1.1		1.1
Balance at December 31, 2023	337.6	151.5	489.1
Net Income for 2024		47.1	47.1
Dividends ($1.70 per Common Share)		(27.5)	(27.5)
Shares Issued Under Stock Plans	2.5		2.5
Issuance of 19,510 Common Shares (See Note 5)	1.1		1.1
Balance at December 31, 2024	341.2	171.1	512.3
Net Income for 2025		50.2	50.2
Dividends ($1.80 per Common Share)		(30.1)	(30.1)
Shares Issued Under Stock Plans	3.5		3.5
Issuance of 1,651,497 Common Shares (See Note 5)	73.5		73.5
Balance at December 31, 2025	$418.2	$191.2	$609.4

(The accompanying Notes are an integral part of these consolidated financial statements.)

Note 1: Summary of Significant Accounting Policies

Nature of Operations - Unitil Corporation (Unitil or the Company) is a public utility holding company. Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. The following companies are wholly-owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (Unitil Energy), Fitchburg Gas and Electric Light Company (Fitchburg), Northern Utilities, Inc. (Northern Utilities), Bangor Natural Gas Company (Bangor), Maine Natural Gas Corporation (Maine Natural), Granite State Gas Transmission, Inc. (Granite State), Unitil Power Corp. (Unitil Power), Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service), Unitil Resources, Inc. (Unitil Resources) and Unitil Water Corp. (Unitil Water).

The Company’s earnings are seasonal and are typically higher in the first and fourth quarters when customers use natural gas for heating purposes.

Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and capital city areas of New Hampshire and the greater Fitchburg area of north central Massachusetts and the local distribution of natural gas in southeastern New Hampshire, portions of southern Maine to the Lewiston-Auburn area, portions of central Maine including Augusta and the Bangor area, and in the greater Fitchburg area of north central Massachusetts. Unitil has five distribution utility subsidiaries, Unitil Energy, which operates in New Hampshire; Fitchburg, which operates in Massachusetts; Northern Utilities, which operates in New Hampshire and Maine; and Bangor and Maine Natural, which operate in Maine (collectively, the distribution utilities).

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

A seventh utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy, but ceased being the wholesale supplier of Unitil Energy with the implementation of industry restructuring and divested its long-term power supply contracts.

Unitil also has four other wholly-owned subsidiaries: Unitil Service, Unitil Resources, Unitil Realty and Unitil Water. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology, energy management and management services on a centralized basis to its affiliated Unitil companies. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary, which currently does not have any activity. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire and leases this facility to Unitil Service under a long-term lease arrangement. Unitil Realty also owns land in Kingston, New Hampshire on which Unitil Energy’s solar facility is located, which became operational in May 2025. Unitil Water currently has no activity.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Twelve Months Ended
	December 31, 2025
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$121.1	$121.2	$242.3
Commercial & Industrial	94.9	171.0	265.9
Other	13.1	13.8	26.9
Total Billed and Unbilled Revenue	229.1	306.0	535.1
Rate Adjustment Mechanism Revenue	7.3	(6.4)	0.9
Total Electric and Gas Operating Revenues	$236.4	$299.6	$536.0

	Twelve Months Ended
	December 31, 2024
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$135.0	$92.6	$227.6
Commercial & Industrial	103.4	133.5	236.9
Other	10.4	9.7	20.1
Total Billed and Unbilled Revenue	248.8	235.8	484.6
Rate Adjustment Mechanism Revenue	(0.5)	10.7	10.2
Total Electric and Gas Operating Revenues	$248.3	$246.5	$494.8

	Twelve Months Ended
	December 31, 2023
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$181.6	$98.8	$280.4
Commercial & Industrial	120.1	146.9	267.0
Other	10.0	8.1	18.1
Total Billed and Unbilled Revenue	311.7	253.8	565.5
Rate Adjustment Mechanism Revenue	(5.2)	(3.2)	(8.4)
Total Electric and Gas Operating Revenues	$306.5	$250.6	$557.1

The Company’s electric and gas sales in Massachusetts and New Hampshire are largely decoupled. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU and NHPUC.

The Company bills its customers for sales tax in Massachusetts and Maine. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s Consolidated Statements of Earnings.

Depreciation and Amortization - Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets, and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material effect on the Company’s consolidated financial statements. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 2025 - 3.45%, 2024 - 3.49% and 2023 - 3.33%.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this new guidance for the year ended December 31, 2025 and it did not have a material effect on the Company’s Consolidated Financial Statements (See Note 9 Income Taxes).

Dividends - The Company’s dividend policy is reviewed periodically by the Board. The amount and timing of all dividend payments is subject to the discretion of the Board and will depend upon business conditions, results of operations, financial conditions and other factors. For the year ended December 31, 2025, the Company paid quarterly dividends of $0.45 per share, resulting in an annualized dividend rate of $1.80 per common share. For the years ended December 31, 2024 and 2023, the Company paid quarterly dividends of $0.425 and $0.405 per common share, respectively, resulting in annualized dividend rates of $1.70 and $1.62 per common share, respectively. At a January 2026 meeting of the Board, the Board declared a quarterly dividend on the Company’s common stock of $0.475 per share, an increase of $0.025 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.90 per share from $1.80 per share.

Cash and Cash Equivalents - Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. On December 31, 2025 and 2024, the Unitil subsidiaries had deposited $8.5 million and $5.0 million, respectively, to satisfy their ISO-NE obligations.

Allowance for Doubtful Accounts - The Company recognizes a provision for doubtful accounts that reflects the Company’s estimate of expected credit losses for electric and gas utility service accounts receivable. The allowance for doubtful accounts is calculated by applying a historical loss rate to customer account balances and management’s assessment of current and expected economic conditions, customer trends, or other factors. The Company also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities which are under traditional cost of service regulation are authorized by regulators to recover the costs of the energy commodity portion of bad debts through rate mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with protected hardship accounts. Evaluating the adequacy of the allowance for doubtful accounts requires judgment about the assumptions used in the analysis. The Company’s experience has been that the assumptions used in evaluating the adequacy of the allowance for doubtful accounts have proven to be reasonably accurate. (See Note 3 Allowance for Doubtful Accounts).

Accounts Receivable, Net includes $2.1 million and $2.3 million of the Allowance for Doubtful Accounts at December 31, 2025 and December 31, 2024, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes less than $0.1 million and $0.1 million of the Allowance for Doubtful Accounts at December 31, 2025 and December 31, 2024, respectively.

Accrued Revenue - Accrued Revenue includes the current portion of Regulatory Assets (see “Regulatory Accounting”) and unbilled revenues (see “Utility Revenue Recognition”). The following table shows the components of Accrued Revenue as of December 31, 2025 and 2024.

	December 31,
Accrued Revenue (millions)	2025	2024
Regulatory Assets—Current	$78.1	$70.1
Unbilled Revenues	8.9	7.3
Total Accrued Revenue	$87.0	$77.4

Exchange Gas Receivable - Northern Utilities, Fitchburg and Bangor have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third-party. The third-party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of December 31, 2025 and 2024.

	December 31,
Exchange Gas Receivable (millions)	2025	2024
Northern Utilities	$8.0	$6.0
Fitchburg	0.5	0.4
Bangor	1.3	—
Total Exchange Gas Receivable	$9.8	$6.4

Gas Inventory - The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of December 31, 2025 and 2024.

	December 31,
Gas Inventory (millions)	2025	2024
Natural Gas	$0.4	$0.2
Propane	0.4	0.4
Liquefied Natural Gas & Other	0.5	0.5
Total Gas Inventory	$1.3	$1.1

The Company also has an inventory of Materials and Supplies in the amounts of $15.4 million and $14.2 million as of December 31, 2025 and December 31, 2024, respectively. These amounts are recorded at weighted average cost.

Utility Plant - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost of additions consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The average interest rates applied to AFUDC were 5.39%, 6.22% and 5.48% in 2025, 2024 and 2023, respectively. The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At December 31, 2025 and 2024, the Company has recorded cost of removal amounts of $153.0 million and $139.2 million, respectively, that have been collected in depreciation rates but have not yet been expended, and which represent regulatory liabilities. These amounts are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations.

Regulatory Accounting - The Company’s principal business is the distribution of electricity and natural gas by the five distribution utilities: Unitil Energy, Fitchburg, Northern Utilities, Bangor and Maine Natural. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the Massachusetts Department of Public Utilities (MDPU), Unitil Energy is regulated by the New Hampshire Public Utilities Commission (NHPUC), Northern Utilities is regulated by the Maine Public Utilities Commission (MPUC) and NHPUC, Bangor is regulated by the MPUC and Maine Natural is regulated by the MPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of December 31, 2025 and December 31, 2024, the Company has recorded $8.9 million and $7.9 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	December 31,
Regulatory Assets consist of the following (millions)	2025	2024
Retirement Benefits	$14.6	$14.4
Energy Supply & Other Rate Adjustment Mechanisms	73.1	65.4
Deferred Storm Charges	6.0	8.3
Environmental	10.0	9.4
Income Taxes	0.4	0.4
Other Deferred Charges	12.8	14.1
Total Regulatory Assets	116.9	112.0
Less: Current Portion of Regulatory Assets(1)	78.1	70.1
Regulatory Assets—noncurrent	$38.8	$41.9

(1)
Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets.

	December 31,
Regulatory Liabilities consist of the following (millions)	2025	2024
Rate Adjustment Mechanisms and Other	$11.1	$13.6
Income Taxes	51.1	50.4
Derivative Assets	17.7	—
Retirement Benefits	0.9	—
Total Regulatory Liabilities	80.8	64.0
Less: Current Portion of Regulatory Liabilities	16.7	17.2
Regulatory Liabilities—noncurrent	$64.1	$46.8

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of December 31, 2025 are $6.5 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

The Company has contracts that meet the definition of derivatives (see Note 7 Derivatives). Derivatives are recognized on the balance sheet at fair value as either assets or liabilities. The Company considers the amount of the derivative expected to be settled within the next twelve months as current and the remainder as long-term. Derivative instruments are presented on a gross basis in the consolidated balance sheets. Cash flows related to derivative settlements are classified as operating activities in the consolidated statements of cash flows. Regulatory assets or liabilities are recorded to offset the fair value of derivatives, as contract settlement amounts are tracked and reconciled as a pass-through to customers. Costs associated with the Purchase Power Agreement (PPA) are approved by the MDPU to be passed through to customers through the Company’s Long-Term Renewable Contract Adjustment Clause tariff and accounted for per FASB Accounting Standard Codification 980, Regulated Operations. Unrealized gains or losses resulting from the change in fair value are not recognized in the income statement. Instead, they are deferred and recorded as a regulatory asset for losses or a regulatory liability for gains.

The Company recognizes an environmental attribute asset at the allocated contract cost upon receipt of the associated certificates in the applicable registry and derecognizes the asset upon retirement, at which time the related cost is recognized in Cost of Electric Sales, which are tracked and reconciled costs as pass-through to customers. Please see Note 7 (Derivatives) for additional information.

Investments in Marketable Securities - The Company maintains a trust through which it invests in a money market fund and a fixed income fund. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (SERP). See additional discussion of the SERP in Note 10 Retirement Benefit Plans.

At December 31, 2025 and 2024, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $6.7 million and $6.3 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other (Income) Expense, Net.

	December 31,
Fair Value of Marketable Securities (millions)	2025	2024
Money Market Funds	$3.2	$2.5
Fixed Income Funds	3.5	3.8
Total Marketable Securities	$6.7	$6.3

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

At December 31, 2025 and 2024, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $3.5 million and $2.2 million, respectively. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other (Income) Expense, Net.

	December 31,
Fair Value of Marketable Securities (millions)	2025	2024
Equity Funds	$3.1	$2.0
Fixed Income Funds	0.3	0.1
Money Market Funds	0.1	0.1
Total Marketable Securities	$3.5	$2.2

Goodwill - In January, the Company completed the acquisition of Bangor Natural Gas Company resulting in the recognition of $1.6 million of goodwill. In October, the Company completed the acquisition of Maine Natural Gas Corporation resulting in the recognition of $2.7 million of goodwill. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed the annual impairment assessment of goodwill at November 1, 2025 for the gas reporting unit. The Company generally uses a qualitative analysis assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment did not identify any triggering events that would indicate potential impairment of the reporting unit. Therefore, it was determined that the fair value of the reporting unit exceeded its carrying value and no goodwill impairments were recognized during the year ended December 31, 2025.

Energy Supply Obligations - The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

	December 31,
Energy Supply Obligations consist of the following (millions)	2025	2024
Renewable Energy Portfolio Standards	$2.3	$4.0
Exchange Gas Obligation	9.3	6.0
Total Energy Supply Obligations	$11.6	$10.0

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

Fitchburg has entered into long-term renewable contracts for the purchase of its pro rata share of clean energy and/or RECs under statewide procurement processes pursuant to Massachusetts legislation. The generating facilities associated with some of these contracts have been constructed and are now operating. Please see Note 8 (Commitments and Contingencies) discussion in Regulatory Matters for additional detail.

Exchange Gas Obligation - Northern Utilities and Bangor enter into gas exchange agreements under which Northern Utilities and Bangor release certain natural gas pipeline and storage assets, resell the natural gas storage inventory to an asset manager and subsequently repurchase the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. The gas inventory related to these agreements is recorded in Exchange Gas Receivable on the Company’s Consolidated Balance Sheets while the corresponding obligations are recorded in Energy Supply Obligations.

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

The Company records on its balance sheets as an asset or liability for the overfunded or underfunded status of its retirement benefit obligations (RBO) based on the projected benefit obligations. The Company has recognized a corresponding Regulatory Asset or Regulatory Liability, reflecting ultimate recovery from or refunded to customers through rates. The regulatory asset (or regulatory liability) is amortized as the actuarial gains and losses and prior service cost are amortized to net periodic benefit cost for the Pension and PBOP plans. All amounts are remeasured annually. (See Note 10 Retirement Benefit Plans.)

Commitments and Contingencies - The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2025, the Company is not aware of any material commitments or contingencies other than those disclosed in Note 8 (Commitments and Contingencies).

Environmental Matters - The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recovered or will recover substantially all the costs of the environmental remediation work performed to date from customers or from its insurance carriers. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2025, there are no material losses that would require additional liability reserves to be recorded other than those disclosed in Note 8 (Commitments and Contingencies). Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.

Recently Issued Pronouncements - In 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (DISE), requiring public business entities to provide enhanced disclosures about the nature of expenses. The standard mandates a tabular footnote disclosure detailing relevant expense captions into natural expense categories such as purchases of inventory, employee compensation, and depreciation. It also requires disclosure of total selling expenses and, annually, the definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within those periods starting after December 15, 2027; early adoption is permitted. The Company is evaluating the standard's impact on its Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this new guidance for the year ended December 31, 2025, and it did not have a material effect on the Company’s Consolidated Financial Statements (See Note 9 Income Taxes.)

Acquisition of Bangor Natural Gas Company - On January 31, 2025, the Company acquired all issued and outstanding shares of Bangor Natural Gas Company for $71.4 million, which includes an estimated working capital adjustment. Through this acquisition, the Company expanded its service territory to include approximately 8,500 customers in the greater Bangor area of central Maine.

In connection with this acquisition, the Company recorded $66.7 million of net utility plant, $3.8 million working capital, $1.6 million goodwill, $0.2 million noncurrent assets and $0.9 million noncurrent regulatory liabilities. The financial results associated with this acquisition are included within the gas segment. Bangor’s operating revenues of $27.9 million and net income of $2.2 million were included in the consolidated results for the year ended December 31, 2025.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The goodwill related to Bangor is partially tax deductible. The tax deductible portion of goodwill is $0.4 million and will be amortized over 15 years.

In connection with Unitil’s acquisition of Bangor, the Company entered into a Transition Services Agreement (TSA) dated January 31, 2025 between Bangor and Hope Utilities, Inc. (Hope Utilities). Pursuant to the TSA, Hope Utilities provided Bangor with certain services at cost, for up to 12 months, in order to continue the operation and maintenance of Bangor substantially consistent with past practices until Unitil has completed the successful transition. The TSA was completed in November 2025.

Acquisition of Maine Natural Gas Corporation - On October 31, 2025, the Company acquired all issued and outstanding shares of Maine Natural for $86.0 million in cash, plus $7.1 million in working capital, subject to certain adjustments as provided in the Purchase Agreement. Through this acquisition, the Company expanded its service territory to include approximately 6,300 customers in the Portland area of central Maine, as well as the capital city of Augusta.

In connection with this acquisition, the Company recorded $82.0 million of net utility plant, $10.4 million working capital, $2.7 million goodwill, $1.4 million noncurrent assets and $3.4 million noncurrent regulatory liabilities. The amounts recorded in conjunction with the acquisition are preliminary, and subject to adjustment based on contractual provisions and purchase accounting adjustments. The financial results associated with this acquisition are included within the gas segment. Maine Natural’s operating revenues of $8.3 million and net income of $2.8 million were included in the consolidated results for the year ended December 31, 2025.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired.

In connection with Unitil’s acquisition of Maine Natural, the Company entered into a TSA dated October 31, 2025 between Maine Natural and Avangrid Service Company (Avangrid). Pursuant to the TSA, Avangrid will provide Maine Natural with certain services at cost, for up to 12 months, in order to continue the operation and maintenance of Maine Natural substantially consistent with past practices until Unitil has completed the successful transition. The Company has recorded $0.2 million of TSA costs as of December 31, 2025.

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

Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and state capital regions of New Hampshire and the greater Fitchburg area of north central Massachusetts and the local distribution of natural gas in southeastern New Hampshire, portions of southern Maine to the Lewiston-Auburn area, portions of central Maine including Augusta and the Bangor area, and in the greater Fitchburg area of north central Massachusetts. Unitil has five distribution utility subsidiaries, Unitil Energy, which operates in New Hampshire, Fitchburg, which operates in Massachusetts, Northern Utilities, which operates in New Hampshire and Maine, Bangor, which operates in Maine and Maine Natural, which operates in Maine. Unitil Energy and the electric division of Fitchburg are included in the electric segment. Northern Utilities, Bangor, Maine Natural and the gas division of Fitchburg are included in the gas segment. Unitil Energy, Fitchburg, Northern Utilities, Bangor

and Maine Natural have a well-diversified customer mix and are not dependent on a single customer, or a few customers, for their electric and natural gas sales. Granite State is an interstate natural gas transmission pipeline company, operating 85 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State derives its revenues principally from the transmission services provided to Northern Utilities and, to a lesser extent, third-party marketers. Granite State is included in the utility gas operations segment.

Unitil Corp. (the holding company), and Unitil Resources are included in the “Other” category (ASC 280-10-50-15). The holding company has no operating income of its own. The earnings of the holding company are principally derived from income earned on short-term investments. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary and currently does not have any activity. Unitil Service provides centralized management and administrative services, including information systems management and financial record keeping to support the affiliated Unitil companies. Unitil Realty owns certain real estate, principally the Company’s corporate headquarters in Hampton, New Hampshire and land in Kingston, New Hampshire on which Unitil Energy’s solar facility is located, which became operational in May 2025. Unitil Service’s and Unitil Realty’s costs are allocated to the Electric and Gas segments based on cost allocation factors. Unitil Water does not have any activity.

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

The following tables provide significant segment financial data for the years ended December 31, 2025, 2024 and 2023 (millions):

Year Ended December 31, 2025	Electric	Gas	Total Reportable Segments	Other	Total
Total Operating Revenues	$236.4	$299.6	$536.0	$—	$536.0
Energy Supply Costs	121.8	100.5	222.3	—	222.3
Operation and Maintenance	38.8	48.9	87.7	4.8	92.5
Depreciation and Amortization Expense	31.9	56.8	88.7	—	88.7
Other Segment Expenses (Income)	12.6	18.0	30.6	(0.3)	30.3
Interest Income	(3.3)	(3.8)	(7.1)	—	(7.1)
Interest Expense	15.0	25.1	40.1	3.7	43.8
Provision for Income Taxes	3.8	14.0	17.8	(2.5)	15.3
Net Income Attributable to Commons Shares	15.8	40.1	55.9	(5.7)	50.2

Segment Assets	733.5	1,367.8	2,101.3	32.9	2,134.2
Capital Expenditures	73.5	110.0	183.5	1.6	185.1

Year Ended December 31, 2024	Electric	Gas	Total Reportable Segments	Other	Total
Total Operating Revenues	$248.3	$246.5	$494.8	$—	$494.8
Energy Supply Costs	141.0	79.6	220.6	—	220.6
Operation and Maintenance	34.9	41.7	76.6	1.0	77.6
Depreciation & Amortization Expense	29.3	46.8	76.1	—	76.1
Other Segment Expenses (Income)	12.9	17.3	30.2	(0.1)	30.1
Interest Income	(3.6)	(4.6)	(8.2)	(0.2)	(8.4)
Interest Expense	13.4	23.7	37.1	0.6	37.7
Provision for Income Taxes	3.8	11.2	15.0	(1.0)	14.0
Net Income Attributable to Commons Shares	16.6	30.8	47.4	(0.3)	47.1

Segment Assets	647.2	1,115.3	1,762.5	32.0	1,794.5
Capital Expenditures	61.8	103.9	165.7	4.2	169.9

Year Ended December 31, 2023	Electric	Gas	Total Reportable Segments	Other	Total
Total Operating Revenues	$306.5	$250.6	$557.1	$—	$557.1
Energy Supply Costs	202.4	96.1	298.5	—	298.5
Operation and Maintenance	34.5	40.7	75.2	0.4	75.6
Depreciation & Amortization Expense	26.0	40.4	66.4	1.0	67.4
Other Segment Expenses (Income)	13.1	16.9	30.0	(1.5)	28.5
Interest Income	(2.6)	(2.4)	(5.0)	(1.2)	(6.2)
Interest Expense	11.2	20.7	31.9	3.0	34.9
Provision for Income Taxes	4.0	9.4	13.4	(0.2)	13.2
Net Income Attributable to Commons Shares	17.9	28.8	46.7	(1.5)	45.2

Segment Assets	612.6	1,031.8	1,644.4	26.0	1,670.4
Capital Expenditures	44.2	92.7	136.9	4.1	141.0

Note 3: Allowance for Doubtful Accounts

Unitil’s distribution utilities which are under traditional cost of service regulation are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. In 2025, 2024 and 2023, the Company recorded provisions for the energy commodity portion of bad debts of $2.6 million, $1.6 million and $3.8 million, respectively. These provisions were recognized in Cost of Electric Sales and Cost of Gas Sales expense as the associated electric and gas utility revenues were billed. Cost of Electric Sales and Cost of Gas Sales costs are recovered from customers through periodic rate reconciling mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of December 31, 2025 and 2024, the Company has recorded $8.9 million and $7.9 million, respectively, of hardship accounts in Regulatory Assets. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

Accounts Receivable, Net includes $2.1 million and $2.3 million of the Allowance for Doubtful Accounts at December 31, 2025 and December 31, 2024, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes less than $0.1 million and $0.1 million of the Allowance for Doubtful Accounts at December 31, 2025 and December 31, 2024, respectively.

The following table shows the balances and activity in the Company’s Allowance for Doubtful Accounts for 2025, 2024 and 2023 (millions):

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision	Recoveries	Accounts Written Off	Balance at End of Period
Year Ended December 31, 2025
Electric	$1.4	$3.4	$0.2	$4.2	$0.8
Gas	1.0	3.6	0.4	3.6	1.4
	$2.4	$7.0	$0.6	$7.8	$2.2
Year Ended December 31, 2024
Electric	$1.5	$2.0	$0.2	$2.3	$1.4
Gas	0.9	2.3	0.3	2.5	1.0
	$2.4	$4.3	$0.5	$4.8	$2.4
Year Ended December 31, 2023
Electric	$1.6	$3.6	$0.2	$3.9	$1.5
Gas	1.0	2.8	0.4	3.3	0.9
	$2.6	$6.4	$0.6	$7.2	$2.4

Note 4: Debt and Financing Arrangements

The Company funds a portion of its operations through the issuance of long-term debt, and short-term borrowings under its revolving Credit Facility. The Company’s subsidiaries conduct a portion of their operations in leased facilities and lease some of their machinery, vehicles and office equipment.

Long-Term Debt and Interest Expense

Long-Term Debt Structure and Covenants - The debt agreements for Unitil and its utility subsidiaries, Unitil Energy, Fitchburg, Northern Utilities, Bangor and Granite State, contain various covenants and restrictions. These agreements do not contain any covenants or restrictions pertaining to the maintenance of financial ratios or the issuance of short-term debt. These agreements do contain covenants relating to, among other things, the issuance of additional long-term debt, cross-default provisions and business combinations.

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

All of the long-term debt of Fitchburg, Northern Utilities, Bangor and Granite State are issued under Unsecured Promissory Notes with negative pledge provisions. Each issue of long-term debt ranks pari passu with its other senior unsecured long-term debt within that subsidiary. The long-term debt’s negative pledge provisions contain restrictions which, among other things, limit the incursion of additional long-term debt. Accordingly, in order for Fitchburg, Northern Utilities or Granite State to issue new long-term debt, the covenants of the existing long-term agreements of that subsidiary must be satisfied, including that the subsidiary have total funded indebtedness less than 65% of total capitalization. Additionally, to issue new long-term debt, Fitchburg must maintain earnings available for interest equal to at least two times the interest charges for funded indebtedness. As with the Unitil Energy agreements, the Fitchburg, Northern Utilities, Bangor and Granite State long-term debt agreements each require that if that subsidiary defaults on any of its own long-term debt agreements, it would constitute a default under all of that subsidiary’s long-term debt agreements. None of the Fitchburg, Northern Utilities, Bangor and Granite State default provisions are triggered by the actions or defaults of Unitil or any of its other subsidiaries.

The Unitil, Unitil Energy, Fitchburg, Northern Utilities, Bangor and Granite State long-term debt instruments and agreements contain covenants restricting the ability of each company to incur liens and to enter into sale and leaseback transactions, and restricting the ability of each company to consolidate with, to merge with or into, or to sell or otherwise dispose of all or substantially all of its assets.

Unitil Energy, Fitchburg, Northern Utilities, Bangor and Granite State pay common dividends to their sole common shareholder, Unitil Corporation and these common dividends are the primary source of cash for the payment of dividends to Unitil’s common shareholders. The long-term debt issued by the Company and its subsidiaries contains certain covenants that determine the amount that the Company and each of these subsidiary companies has available to pay for dividends. As of December 31, 2025, in accordance with the covenants, these subsidiary companies had a combined amount of $563.1 million available for the payment of dividends and Unitil Corporation had $318.5 million available for the payment of dividends. As of December 31, 2025, the Company’s balance in Retained Earnings was $191.2 million. Therefore, there were no restrictions on the Company’s Retained Earnings at December 31, 2025 for the payment of dividends.

Issuance of Long-Term Debt - On July 8, 2025, Bangor issued $14.0 million of Notes due 2030 at 5.70% and $18.0 million of Notes due 2035 at 6.31%. Bangor used the net proceeds to refinance existing debt and for general corporate purposes. Approximately $0.2 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt for presentation purposes on the Consolidated Balance Sheet in the third quarter of 2025.

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

Debt Repayment -The total aggregate amount of debt repayments relating to bond issues and normal scheduled long-term debt repayments amounted to $4.9 million, $4.9 million and $6.9 million in 2025, 2024, and 2023, respectively.

The aggregate amount of bond repayment requirements and normal scheduled long-term debt repayments for each of the five years following 2025 is: 2026 – $37.9 million; 2027 – $55.7 million; 2028 – $10.7 million; 2029 – $43.7 million; 2030 – $26.5 million and thereafter $499.8 million.

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

	December 31,
Estimated Fair Value of Long-Term Debt (millions)	2025	2024
Estimated Fair Value of Long-Term Debt	$623.4	$598.9

Details on long-term debt at December 31, 2025 and 2024 are shown below:

	December 31,
Long-Term Debt (millions)	2025	2024
Unitil Corporation:
3.70% Senior Notes, Due August 1, 2026	$30.0	$30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0
5.99% Senior Notes, Due August 21, 2034	20.0	20.0
Unitil Energy First Mortgage Bonds:
6.96% Senior Secured Notes, Due September 1, 2028	6.0	8.0
8.00% Senior Secured Notes, Due May 1, 2031	9.0	10.5
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0
5.69% Senior Secured Notes, Due August 21, 2054	40.0	40.0
Fitchburg:
3.52% Senior Notes, Due November 1, 2027	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	4.8	6.0
5.90% Senior Notes, Due December 15, 2030	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0
5.70% Senior Notes, Due July 2, 2033	12.0	12.0
5.54% Senior Notes, Due August 21, 2034	12.5	12.5
3.78% Senior Notes, Due September 15, 2040	27.5	27.5
5.99% Senior Notes, Due August 21, 2044	12.5	12.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0
5.96% Senior Notes, Due July 2, 2053	13.0	13.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0
5.54% Senior Notes, Due August 21, 2034	25.0	25.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0
5.74% Senior Notes, Due August 21, 2039	15.0	15.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0
Bangor:
5.70% Senior Notes, Due July 8, 2030	14.0	—
6.31% Senior Notes, Due July 8, 2035	18.0	—
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0
5.74% Senior Notes, Due August 21, 2034	10.0	10.0
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	3.5	3.8
Total Long-Term Debt	674.3	647.3
Less: Unamortized Debt Issuance Costs	3.8	4.0
Total Long-Term Debt, net of Unamortized Debt Issuance Costs	670.5	643.3
Less: Current Portion(1)	37.9	4.9
Total Long-Term Debt, Less Current Portion	$632.6	$638.4

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

Interest Expense, Net (millions)	2025	2024	2023
Interest Expense
Long-Term Debt	$33.3	$27.8	$24.7
Short-Term Debt	8.5	8.4	9.2
Regulatory Liabilities & Other	2.0	1.5	1.0
Subtotal Interest Expense	43.8	37.7	34.9
Interest Income
Regulatory Assets	(3.5)	(4.1)	(3.3)
AFUDC(1) and Other	(3.6)	(4.3)	(2.9)
Subtotal Interest Income	(7.1)	(8.4)	(6.2)
Total Interest Expense, Net	$36.7	$29.3	$28.7

(1)
AFUDC—Allowance for Funds Used During Construction

Credit Arrangements

On September 29, 2022, the Company entered into a Third Amended and Restated Credit Agreement with a syndicate of lenders (collectively, the “Credit Facility”), which amended and restated the prior credit facility in full, and on January 29, 2025, the Company executed an amendment that increased the borrowing limit under the Credit Facility from $200 million to $275 million and extended the term of the maturity date from September 29, 2027 until September 29, 2028. Unitil may borrow under the Credit Facility until September 29, 2028, subject to two one-year extensions under certain circumstances. The Credit Facility provides for a borrowing limit of $275 million, including a $25 million sublimit for standby letters of credit, and permits Unitil to increase the borrowing limit by up to $75 million under certain circumstances. Borrowings under the Credit Facility may bear interest at various rate options, including a daily fluctuating rate equal to the forward-looking one-month secured overnight financing rate (SOFR) term rate (as administered by the Federal Reserve Bank of New York), plus 0.1000%, plus a margin of 1.125% to 1.375% based on Unitil’s credit rating.

The Company generally utilizes the Credit Facility for cash management purposes related to its short-term operating activities and may use the Credit Facility for certain acquisition financing. Total gross borrowings were $476.4 million and $308.4 million for the years ended December 31, 2025 and December 31, 2024, respectively. Total gross repayments were $412.5 million and $364.6 million for the years ended December 31, 2025 and December 31, 2024, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2025 and December 31, 2024:

	December 31,
Revolving Credit Facility (millions)	2025	2024
Limit	$275.0	$200.0
Short-Term Borrowings Outstanding	$169.7	$105.8
Available	$105.3	$94.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2025 and December 31, 2024, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. The Company believes it has sufficient sources of working capital to fund its operations.

The weighted average interest rates on all short-term borrowings were 5.4%, 6.5%, and 6.4 % during 2025, 2024, and 2023, respectively.

On October 31, 2025, the Company entered into a senior unsecured delayed-draw term loan facility with The Bank of Nova Scotia. The proceeds of the $86.0 million facility were used to initially fund the acquisition of Maine Natural on October 31, 2025. The facility provides that the Company has an option for determining whether interest on loans under the facility will bear interest based on a Base Rate plus an applicable margin of 0.25% or based on a one month Term SOFR plus a SOFR adjustment of 0.10% plus an applicable margin of 1.25%. The Base Rate is equal to the highest of the (a) Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by The Bank of Nova Scotia as its "prime rate", or (c) one month Term SOFR plus a SOFR adjustment of 0.10% plus 1.00%. The facility has a maturity date of October 31, 2026.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” and Bangor is currently rated “BBB” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.

Northern Utilities and Bangor enter into asset management agreements under which Northern Utilities and Bangor release certain natural gas pipeline and storage assets, resell the natural gas storage inventory to an asset manager and subsequently repurchase the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $9.3 million of natural gas storage inventory and corresponding obligations at December 31, 2025, related to these asset management agreements. The amount of natural gas inventory released in December 2025, which was payable in January 2026, was $3.0 million and was recorded in Accounts Payable at December 31, 2025.

Contractual Obligations

The following table lists the Company’s contractual obligations for long-term debt as of December 31, 2025.

		Payments Due by Period
Long-Term Debt Contractual Obligations (millions) as of December 31, 2025	Total	2026	2027	2028	2029	2030	2031 & Beyond
Long-Term Debt	$674.3	$37.9	$55.7	$10.7	$43.7	$26.5	$499.8
Interest on Long-Term Debt	435.2	33.7	31.9	29.6	28.9	26.9	284.2
Total	$1,109.5	$71.6	$87.6	$40.3	$72.6	$53.4	$784.0

Leases

Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the years ended December 31, 2025, 2024 and 2023 amounted to $2.3 million, $2.2 million and $2.1 million respectively. The balance sheet classification of the Company’s lease obligations was as follows:

	December 31,
Lease Obligations (millions)	2025	2024
Operating Lease Obligations:
Operating Lease Obligations (current portion)	$2.1	$1.8
Operating Lease Obligations (long-term portion)	4.9	4.9
Total Operating Lease Obligations	7.0	6.7
Capital Lease Obligations:
Other Current Liabilities (current portion)	0.2	0.1
Other Noncurrent Liabilities (long-term portion)	0.4	0.4
Total Capital Lease Obligations	0.6	0.5
Total Lease Obligations	$7.6	$7.2

Cash paid for amounts included in the measurement of operating lease obligations for the twelve months ended December 31, 2025 and 2024 was $2.3 million and $2.2 million, respectively and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.

Assets under capital leases amounted to approximately $0.9 million and $0.6 million as of December 31, 2025 and 2024, respectively, less accumulated amortization of $0.3 million and $0.1 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of December 31, 2025. The payments for operating leases consist of $2.1 million of current operating lease obligations and $4.9 million of noncurrent operating lease obligations on the Company’s Consolidated Balance Sheets as of December 31, 2025. The payments for capital leases consist of $0.2 million of current Capital Lease Obligations, which are included in Other Current Liabilities, and $0.4 million of noncurrent Capital Lease Obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of December 31, 2025.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
2026	$2,439	$208
2027	2,070	208
2028	1,520	112
2029	1,150	89
2030	478	42
2031-2035	161	—
Total Payments	7,818	659
Less: Interest	771	57
Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$7,047	$602

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of December 31, 2025, the weighted average remaining lease term is 3.8 years and the weighted average operating discount rate used to determine the operating lease obligations was 5.3%. As of December 31, 2024, the weighted average remaining lease term was 4.2 years and the weighted average operating discount rate used to determine the operating lease obligations was 5.1%.

Guarantees

The Company provides limited guarantees on certain energy and natural gas asset management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2025, there were $50.3 million of guarantees outstanding.

Note 5: Equity

The Company has common stock outstanding and one of the Company’s subsidiaries has preferred stock outstanding.

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol “UTL”. The Company had 17,919,191 and 16,192,345 shares of common stock outstanding at December 31, 2025 and December 31, 2024, respectively. The Company has 25,000,000 shares of common stock authorized as of December 31, 2025 and December 31, 2024.

The following table summarizes the Company’s common shares activity for the year ended December 31, 2025:

Common Stock	Shares
Shares as of December 31, 2024	16,192,345
Shares Issued - Equity Issuance	1,602,358
Shares Issued - ATM	27,620
Shares Issued - DRP	21,519
Shares Issued - Directors	14,610
Shares Issued - RSU Settlement	8,525
Shares Issued - Time Restricted	26,430
Shares Issued - Performance Restricted	26,430
Forfeited Shares - Time Restricted	(396)
Forfeited Shares - Performance Restricted	(250)
Shares as of December 31, 2025	17,919,191

Unitil Corporation Underwritten Common Stock Offering—On August 18, 2025, the Company issued and sold 1,602,358 shares of its common stock at a price of $46.65 per share in an underwritten registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering was approximately $71.8 million. The proceeds will be used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes. Overall, the results of operations and earnings in 2025 reflect the higher number of average shares outstanding.

At-the-Market Equity Offering Program—On June 3, 2025, the Company entered into an at-the-market equity offering program (ATM program) with sales agents under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate offering price of up to $50 million. Sales of common stock under the ATM program are made pursuant to a shelf registration statement on Form S-3 (File No. File No. 333-287753) and a related prospectus supplement filed with the Securities and Exchange Commission.

During the year ended December 31, 2025, the Company sold 27,620 shares of common stock under the ATM program at an average price of $53.00 per share, resulting in gross proceeds of $1.5 million and net proceeds of $1.4 million after deducting commissions and offering expenses. As of December 31, 2025, $48.5 million remains available for future sales under the program.

The Company intends to use the net proceeds from the ATM program for general corporate purposes, including capital contributions to the Company's utility subsidiaries, repayment of debt, acquisitions, capital expenditures and working capital, as described in the prospectus supplement relating to the ATM program.

Dividend Reinvestment and Stock Purchase Plan—During 2025, the Company sold 21,519 shares of its common stock, at an average price of $51.83 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of $1.1 million. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

During 2024 and 2023, the Company raised $1.1 million and $1.1 million, respectively, through the issuance of 19,510 and 21,321 shares, respectively, of its common stock in connection with its DRP and 401(k) plans.

Common Shares Repurchased, Cancelled and Retired—Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on May 1, 2014 (trading plan), until October 3, 2024, the Company periodically repurchased shares of its common stock on the open market related to the stock portion of the annual retainer for the members of the Company’s Board of Directors. Until December 1, 2018, the Company also periodically repurchased shares of its common stock on the open market related to Employee Length of Service Awards. On May 31, 2024, the Company’s 2023 trading plan terminated in accordance with its terms. The Company did not adopt a new written trading plan under Rule 10b5-1 and does not anticipate doing so in the near term. (See Part II, Item 5, for additional information). During 2025, 2024 and 2023, the Company repurchased zero, zero and 14,680 shares of its common stock, respectively, pursuant to the Rule 10b5-1 trading plan. The expense recognized by the Company for these repurchases was zero, zero, and $0.6 million in 2025, 2024 and 2023, respectively.

During 2025, 2024 and 2023, the Company did not cancel or retire any of its common stock.

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

Time Restricted Shares issued in the years ended 2023, 2024, and 2025 in conjunction with the Stock Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
1/24/2023	18,770	$1.0
1/30/2024	22,680	$1.1
1/28/2025	26,430	$1.4

The compensation expense associated with the issuance of Time Restricted Shares under the Stock Plan is being recorded over the vesting period and was $1.9 million, $1.4 million and $1.4 million in 2025, 2024 and 2023, respectively. At December 31, 2025, there was approximately $0.8 million of total unrecognized compensation cost for Time Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.6 years. During 2025, there were 396 Time Restricted Shares forfeited and zero Time Restricted Shares cancelled under the Stock Plan. On January 27, 2026, there were 32,330 Time Restricted Shares issued under the Stock Plan with an aggregate market value of $1.6 million.

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

Performance Restricted Shares issued in the years ended 2023, 2024 and 2025 in conjunction with the Stock Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
1/24/2023	18,770	$1.0
1/30/2024	22,680	$1.1
1/28/2025	26,430	$1.4

The compensation expense associated with the issuance of Performance Restricted Shares under the Stock Plan is being recognized over the vesting period and was $1.4 million, $1.0 million and $0.5 million in 2025, 2024 and 2023, respectively. At December 31, 2025, there was approximately $1.7 million of total unrecognized compensation cost for Performance Restricted Shares under the Stock Plan which is expected to be recognized over approximately 1.7 years. During 2025, there were 250 Performance Restricted Shares forfeited and zero Performance Restricted Shares cancelled under the Stock Plan. On January 27, 2026, there were 32,330 Performance Restricted Shares issued under the Stock Plan with an aggregate market value of $1.6 million.

The Time Restricted Shares and Performance Restricted Shares unvested activity during the year ended December 31, 2025 in conjunction with the Stock Plan is presented in the following table:

Restricted Shares	Time Restricted Shares		Performance Restricted Shares
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Restricted Shares as of December 31, 2024	19,933	$48.09	41,200	$50.28
Granted	26,430	$52.65	26,430	$52.65
Shares Issued	(28,084)	$50.58	—	$—
Forfeited	(396)	$47.42	(250)	$50.35
Restricted Shares as of December 31, 2025	17,883	$50.94	67,380	$51.21

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

The equity and liability portions of Restricted Stock Units activity during 2025 and 2024 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units	(Equity Portion)		(Liability Portion)
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2023	33,375	$42.73	14,304	$52.57
Restricted Stock Units Granted	2,215	$60.02	949	$60.02
Dividend Equivalents Earned	1,046	$55.77	448	$55.77
Restricted Stock Units as of December 31, 2024	36,636	$44.15	15,701	$54.19
Restricted Stock Units Granted	6,818	$47.22	2,922	$47.22
Dividend Equivalents Earned	1,123	$51.87	481	$51.87
Restricted Stock Units Settled	(8,525)	$43.32	(3,654)	$58.97
Restricted Stock Units as of December 31, 2025	36,052	$45.17	15,450	$48.44

Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024 include $0.7 million and $0.9 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Directors Stock

Members of the Company’s Board of Directors who do not elect to receive Restricted Stock Units are issued shares of common stock. During the year ended December 31, 2025, 14,610 shares of common stock were issued to Directors.

Preferred Stock

There were $0.2 million, or 1,727 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of December 31, 2025 and December 31, 2024. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the twelve month periods ended December 31, 2025 and December 31, 2024, respectively.

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

The following table reconciles basic and diluted earnings per share (EPS).

Earnings Per Share (millions, except shares and per share data)	2025	2024	2023
Net Income	$50.2	$47.1	$45.2
Less allocation of earnings and dividends to participating securities	0.3	—	—
Net income allocated to common shareholders	$49.9	$47.1	$45.2

Weighted average common shares outstanding, gross	16,886,642	16,098,267	16,045,300
Less average participating securities	100,561	—	—
Weighted average number of shares outstanding used in the calculation of basic earnings per share	16,786,081	16,098,267	16,045,300
Add dilutive effect of:
Restricted stock and restricted stock units	1,672	10,803	7,447
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	16,787,753	16,109,070	16,052,747

Earnings per common share:
Basic	$2.97	$2.93	$2.82
Diluted	$2.97	$2.93	$2.82

The following table shows the number of weighted average non-vested restricted shares that were not included in the above computation of EPS because the effect would have been antidilutive.

	2025	2024	2023
Weighted Average Non-Vested Restricted Shares Not Included in EPS Computation	100,561	6,675	12,204

Note 6: Energy Supply

ELECTRIC POWER SUPPLY

Fitchburg, Unitil Energy, and Unitil Power each are members of the New England Power Pool (NEPOOL) and participate in the Independent System Operator—New England (ISO-NE) markets for the purpose of facilitating wholesale electric power supply transactions, which are necessary to serve Unitil’s electric customers with their supply of electricity.

Unitil’s customers in both New Hampshire and Massachusetts are entitled to purchase their electric supply from competitive third-party suppliers. As of December 2025, 85% of Unitil’s largest New Hampshire customers, representing 24% of Unitil’s New Hampshire electric kilowatt-hour (kWh) sales, and 96% of Unitil’s largest Massachusetts customers, representing 25% of Unitil’s Massachusetts electric kWh sales, purchased their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. In New Hampshire, a majority of residential and small commercial customers purchase their electric supply through Community Choice Aggregations (CCA) and retail electric suppliers. In New Hampshire, as of December 2025, the percentage of residential customers purchasing electricity from a third-party supplier or CCA decreased to 66% from 68% in 2024. In Massachusetts, as of December 2025, the percentage of residential customers purchasing electricity from a third-party supplier or municipal aggregation increased to 84% from 75% in 2024.

Regulated Electric Power Supply

To provide regulated electric supply service to their customers, Unitil’s electric distribution utilities enter into load-following wholesale electric power supply contracts to purchase electric supply from various wholesale suppliers.

Unitil Energy currently has power supply contracts with various wholesale suppliers for the provision of Default Service to its customers. Currently, with approval of the NHPUC, Unitil Energy purchases Default Service power supply contracts for small, medium and large customers every six months for 50% of the supply requirements and the remaining 50% of supply requirements are procured via direct market purchases from ISO-New England.

Fitchburg typically maintains power supply contracts with various wholesale suppliers for the provision of Basic Service electric supply. Pursuant to MDPU policy, Basic Service power supply contracts for residential and for small and medium general service customers are acquired every six months, are 12 months in duration and provide 50% of the supply requirements. On June 13, 2012, the MDPU approved Fitchburg’s request to discontinue the procurement process for Fitchburg’s large customers and become the load-serving entity for these customers. As such, Fitchburg procures electric power supply for large account customers directly through ISO-NE’s markets. The Company was successful in procuring 100% of supply requirements for the small customer group from the traditional procurement process. The Company experienced a failed solicitation in its November 2025 solicitation for the medium customer group, which results in Fitchburg self-supplying 100% of its load requirements for the February through July 2026 period. The failed solicitation was due to no bidders for the medium customer group. The implications of the failed solicitation result in 100% of wholesale supply charges settling at the real-time energy price. The failed solicitation has no impact on the ability to provide default energy service to Fitchburg’s customers. The Company reconciles and recovers these supply expenses in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

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

NATURAL GAS SUPPLY

Unitil purchases and manages gas supply for customers served by Northern Utilities in Maine and New Hampshire, by Fitchburg in Massachusetts, and by Bangor and Maine Natural in Maine. Unitil began purchasing and managing gas supply for customers served by Bangor on January 31, 2025 and Maine Natural on October 31, 2025.

Northern Utilities’ Commercial and Industrial (C&I) customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Northern Utilities’ large, and some of its medium, C&I customers purchase their gas supply from third-party suppliers. Most small C&I customers, and all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. As of December, 2025, 71% of Northern Utilities’s largest New Hampshire gas customers, representing 38% of Northern Utilities’s New Hampshire gas therm sales, and 59% of Northern Utilities’s largest Maine customers, representing 21% of Northern Utilities’s Maine gas therm sales, purchased their gas supply from a third-party supplier.

Bangor’s C&I customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Bangor’s large, and some of its medium, C&I customers purchase their gas supply from third-party suppliers. Most small C&I customers, and all residential customers, purchase their gas supply from Bangor under regulated rates and tariffs. As of December 2025, 49% of Bangor’s largest customers, representing 46% of Bangor’s gas therm sales, purchased their gas supply from a third-party supplier.

Maine Natural’s C&I customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Maine Natural’s large, and some of its medium, C&I customers purchase their gas supply from third-party suppliers. Most small C&I customers, and all residential customers, purchase their gas supply from Maine Natural under regulated rates and tariffs. As of December 2025, 11% of Maine Natural’s largest customers, representing 25% of Maine Natural gas therm sales, purchased their gas supply from a third-party supplier.

Fitchburg’s residential and C&I business customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Fitchburg’s large, and some of its medium, C&I customers, purchase their gas supply from third-party suppliers. Most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. As of December, 2025, 70% of Unitil’s largest Massachusetts gas customers, representing 15% of Unitil’s Massachusetts gas therm sales, purchased their gas supply from third-party suppliers. The approved costs associated with natural gas supplied to customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically adjusted rates and are included in Cost of Gas Sales in the Consolidated Statements of Earnings.

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

Bangor purchases the majority of its natural gas from U.S. domestic and Canadian suppliers largely under contracts of one year or less, and on occasion from producers and marketers on the spot market. Bangor arranges for gas transportation and delivery to its system through its own long-term contracts with various interstate pipeline and storage facilities.

Bangor has firm contracts for up to 35,000 MMBtu per day of year-round transportation and 0.69 BCF of underground storage capacity to its distribution facilities. Bangor Natural Gas has contracted for year-round and supplemental winter supplies to meet Bangor system demands.

Maine Natural purchases its natural gas from suppliers largely under contracts of one year or less. Maine Natural Gas arranges for gas transportation and delivery to its system through firm pipeline capacity.

Maine Natural has available under firm contract 6,500 MMBtu per day of year-round transportation. As a supplement to year-round pipeline natural gas, Maine Natural has contracted for additional supplies to meet winter demands.

Note 7: Derivatives

In 2018, Fitchburg entered into a long-term power purchase agreement (PPA) with H.Q. Energy Services (U.S.) Inc. (HQUS) to procure bundled clean energy and associated environmental attributes pursuant to Section 83D of “An Act to Promote Energy Diversity” (2016). The PPA requires Fitchburg to purchase specified quantities of electric energy over the 20-year contract term and provides for the transfer of associated environmental attributes. (See Note 8 Commitments and Contingencies: Fitchburg - Massachusetts Request for Proposals.)

During 2025, based on the status of the NECEC Transmission Line and the Company’s assessment that the contingency related to the commencement of deliveries was substantially resolved as of December 31, 2025, the Company concluded that the PPA met the definition of a derivative. The Company evaluated the PPA under ASC 815 and concluded that (i) the host contract includes environmental attributes that do not meet the definition of a derivative and (ii) the PPA contains an embedded derivative related to the energy component that requires bifurcation.

The Company has not designated the derivative as a hedging instrument. Additionally, the derivative does not qualify for the normal purchase normal sale scope exception. Accordingly, the Company accounts for the embedded energy derivative at fair value, with subsequent changes in fair value recognized as a regulatory offset. Please see Note 1 (Summary of Significant Accounting Policies - Derivatives) for a discussion of the Company’s regulatory accounting treatment of derivatives.

The PPA provides a bundled price for energy and environmental attributes. In connection with bifurcation and fair value measurement of the embedded energy derivative, the Company applied an allocation approach to separate the embedded energy derivative from the non-derivative environmental attribute component. The fair value of the embedded energy derivative is estimated using a discounted cash flow model that compares forward market prices to the adjusted fixed price for the energy component of the PPA, multiplied by expected delivery volumes, and discounted using a rate that reflects the relevant counterparty’s credit risk. Observable inputs include on-peak and off-peak forward electricity prices and the Company incorporates an adjustment to estimate the pricing through the term of the PPA. As of December 31, 2025, the Company classified the embedded derivative within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs in estimating the value of the embedded derivative. Please also see Note 1 (Summary of Significant Accounting Policies) for a discussion of the Company’s fair value accounting policy.

The fair value of the derivative was $17.7 million as of December 31, 2025, with $2.8 million recorded in Prepayments and Other related to the current portion and $14.9 million in Other Assets related to the noncurrent portion. The Company has recorded corresponding Current and Noncurrent Regulatory Liabilities related to the fair value of the derivative. No derivative assets or liabilities were recognized as of December 31, 2024. The Company does not offset derivative assets and liabilities in the balance sheet.

The Company entered into a long-term energy procurement arrangement primarily to comply with regulatory clean energy requirements. The Company does not enter into such arrangements for trading or speculative purposes.

The Company is exposed to credit risk related to possible nonperformance by its counterparty. The Company manages this risk through ongoing credit monitoring and, as applicable, the use of collateral or other credit enhancements.

Note 8: Commitments and Contingencies

Regulatory Matters

Overview—Unitil’s distribution utilities primarily deliver electricity and/or natural gas to customers in the Company’s service territories at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil Energy, Fitchburg, Northern Utilities and Maine Natural’s non-Augusta service area are provided the opportunity to recover the cost of providing distribution service to their customers based on a representative test year, in addition to earning a return on their capital investment in utility assets. Unitil Energy, Northern Utilities' New Hampshire division, and Fitchburg’s electric and gas divisions operate under revenue decoupling mechanisms. Bangor and Maine Natural’s Augusta Service Area delivery rates to natural gas customers are established under alternative rate plans, which provide multi-year rate changes designed to approximate market-based rates.

Most of Unitil’s customers are entitled to purchase their electric or natural gas supplies from third-party suppliers. For Northern Utilities, Bangor, and Maine Natural, only business customers are entitled to purchase their natural gas supplies from third-party suppliers. Municipal aggregation has also occurred in a number of towns in Unitil’s New Hampshire and Massachusetts service territories. As the providers of basic or default service, Unitil Energy, Fitchburg, Northern Utilities, Bangor and Maine Natural purchase wholesale electricity or natural gas and recover the actual costs of these supplies, without profit or markup, through reconciling, pass-through rate mechanisms that are periodically adjusted. The MDPU, the NHPUC and the MPUC each have continued to approve these reconciling rate mechanisms which allow Fitchburg, Unitil Energy, Northern Utilities, Bangor and Maine Natural to recover their actual wholesale energy costs for electric power and natural gas.

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

Northern Utilities - Targeted Infrastructure Replacement Adjustment (TIRA) - Maine - The settlement in Northern Utilities’ Maine division’s 2013 rate case authorized the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). In its Final Order issued on February 28, 2018 for Northern Utilities’ 2017 base rate case, the MPUC approved an extension of the TIRA mechanism for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. The Company’s most recent request under the TIRA mechanism, to increase annual base rates by $2.1 million for 2024 eligible facilities, was filed with the MPUC on February 28, 2025 for rates effective May 1, 2025. On April 29, 2025, the MPUC issued an order approving the filing, for rates effective May 1, 2025. During 2024, Northern Utilities performed its fourteenth and final year of construction on the 14-year combined CIRP, (Unprotected Steel and Farm Tap project ordered by the MPUC in Docket Nos. 2008-00151 and 2013-00133). As the Cast Iron Replacement Program and related unprotected steel and Farm Tap programs have been completed and all leak-prone pipe has been removed, this is Northern’s final TIRA rate adjustment.

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

Fitchburg - Base Rates - Electric - Fitchburg’s base rates are decoupled and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On July

26, 2023, the MDPU issued an Order approving the Company's cumulative revenue requirement of $3.1 million associated with its 2019-2021 capital expenditures. On September 11, 2024, the MDPU issued a final order approving the cumulative revenue requirement of $3.5 million associated with its 2019-2022 capital expenditures. On November 1, 2024, Fitchburg filed its cumulative revenue requirement of $0.5 million associated with its 2023 capital expenditures, which reflects the transfer of capital expenditures associated with its 2019-2023 year investments into base distribution rates effective July 1, 2024. On December 23, 2024, the MDPU approved recovery through its capital cost recovery mechanism effective January 1, 2025. On October 31, 2025, Fitchburg submitted its revenue requirement analysis for 2024 capital expenditures. In accordance with its tariff, Fitchburg sought approval to recover $0.2 million effective January 1, 2026. On December 30, 2025, the MDPU approved the proposed recovery, subject to investigation.

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

Fitchburg - Gas System Enhancement Program - Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan (GSEP) tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. Fitchburg’s forward-looking cumulative revenue requirement filing, filed on October 31, 2024, requested recovery of approximately $3.5 million associated with 2023-2025 year investments. On April 30, 2025, the MDPU issued an Order approving Fitchburg’s 2025 GSEP and associated revenue requirement of approximately $3.5 million with an additional $1.6 million in prior deferrals for a total of approximately $5.1 million to be recovered through the Gas System Enhancement Adjustment Factors for effect May 1, 2025. However, the MDPU also took steps to “substantially reform the GSEP process,” including (but not limited to): reducing the currently applicable revenue cap on recovery from 3.0% to 2.5% for the 2025 GSEPs, with “likely” further reductions to 2.0% for the 2026 GSEPs and 1.5% for the 2027 GSEPs; and eliminating carrying charges on GSEP deferrals. On May 20, 2025, Fitchburg filed a motion for reconsideration and / or clarification regarding application of the reduced cap to a Fitchburg specific project, and joined a joint motion for reconsideration and / or clarification with other Massachusetts Electric Distribution Companies (EDCs) regarding aspects of the Order applicable to all Massachusetts companies. On August 26, 2025, the MDPU issued an order denying the motions for reconsideration and clarification. The Company filed its most recent forward-looking cumulative revenue requirement filing on October 31, 2025, requesting recovery of approximately $5.4 million with an additional $1.0 million in prior deferrals for a total of approximately $6.4 million to be recovered through the Gas System Enhancement Adjustment Factors for effect May 1, 2026. This matter remains pending.

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

Massachusetts Inquiry into Gas and Electric Delivery Charge and Bill Redesign - On December 15, 2025, the MDPU opened an investigation to conduct a comprehensive review of gas and electric delivery rates and charges with the aims of containing customer costs, reducing utility bill volatility, and increasing utility bill transparency and accessibility. Each Distribution Company has been directed to submit a report that includes certain requested information regarding delivery related reconciling mechanisms and costs by February 13, 2026. The MDPU also seeks written comments from the Distribution Companies and other interested stakeholders responding to a list of questions regarding delivery related reconciling charges on April 14, 2026. Reply comments are due on May 14, 2026.

As a second phase of this investigation, the MDPU will investigate how to redesign utility bills to enhance customer knowledge, agency, and responsiveness to price and policy signals. The MPDU has also indicated its intent to open investigations as follows: 1) in response to the Department of Energy Resources’ (“DOER”) petition requesting an investigation into electric rate design and regulatory mechanisms, 2) to investigate reporting of AMI interval data to ISO New England for load settlement and capacity tag calculations, accelerated switching, and dynamic rate-ready TVR offered by competitive suppliers and municipal aggregators, and 3) to examine the utilities’ current practices and recent performance in customer billing and determine whether the current billing and termination regulations are sufficient to ensure consumer protection.

Massachusetts Solar Massachusetts Renewable Target Program (SMART) 3.0 - On November 21, 2025, the EDCs jointly filed a new tariff (the SMART 3.0 Tariff) with the MDPU to implement the SMART 3.0 Program regulations 225 C.M.R. 28.00, which were filed with the Secretary of State on September 12, 2025 (SMART Regulations). The SMART Program, which was first implemented in 2017, establishes a voluntary statewide solar incentive program under the direction of the DOER. In 2020, the DOER revised its SMART Program regulations, 225 C.M.R. 20.00 -- an update commonly referred to as SMART 2.0. The SMART Program relies on the EDCs to issue incentive payments and alternative on-bill credits to participating customers. Accordingly, the EDCs are seeking approval of revised SMART Tariffs. SMART 3.0 replaces the structure of the initial SMART Program, a declining block incentive program, with a program that contains capacity targets and incentive rates adjusted annually by the DOER. SMART 3.0 Program incentives will be paid over a 20 year term and will vary based on a project’s category and capacity. On January 9, 2026, the EDCs supplemented their filing to provide updated program costs estimates reflecting SMART 3.0 applications received in program year 2025 and assuming full enrollment of all available capacity in program year 2026. Because program year 2025 application levels were significantly lower than the maximum capacity quantities across the EDCs, this resulted in a decrease in estimated maximum statewide costs from $6.7 billion to $4.5 billion over 20 years. Fitchburg’s estimated maximum cost is $191 million over 20 years. The cost projections are illustrative and intended to give the MDPU a sense of scale of the potential long-term costs of the SMART 3.0 Program. The EDCs are not seeking approval of specific costs at this time. The EDCs recover SMART Program costs from all distribution customers through the SMART factor, which is set forth in its current SMART tariff and is updated annually. This matter remains pending.

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

Fitchburg - Investigation into the role of gas LDCs to achieve Commonwealth 2050 climate goals - On December 6, 2023, the MDPU issued an Order announcing a regulatory framework intended to set forth its role and that of the LDCs in helping the Commonwealth achieve its target of net-zero GHG emissions by 2050. In this proceeding, the MDPU reviewed eight potential decarbonization “pathways” and six regulatory design recommendations intended to facilitate the Commonwealth’s transition. The MDPU made no specific findings as to a preferred pathway or technology, but did make specific findings regarding regulatory design recommendations. The MDPU emphasized that the Order is not intended to jeopardize the rate recovery of existing investments in natural gas infrastructure by Fitchburg. As part of future cost recovery proposals, LDCs will bear the burden of demonstrating that non-gas pipeline alternatives (NPAs) were adequately considered and found to be non-viable or cost prohibitive to receive full cost recovery of investments. The MDPU further found that the “clean energy transition” will require coordinated planning between LDCs and electric distribution companies, monitoring progress through LDC reporting, and aligning existing MDPU practices with climate targets. To that end, the MDPU ordered the LDCs to submit individual Climate Compliance Plans (CCP) every five years beginning in 2025, and to propose climate compliance performance metrics in upcoming performance-based regulation filings, ensuring a proactive approach to achieving climate targets.

On December 29, 2023, the LDCs filed a Joint Motion for Clarification. The Joint Motion requested clarification of three issues: (1) the MDPU’s directive concerning the NPAs analysis; (2) the timetable for establishing ‘incentives and disincentives’ for progress toward compliance with Climate Act mandates as part of a PBR framework and achievement of approved Climate Compliance Plans; and (3) the methodology for emissions reduction accounting for Climate Compliance Plans, with particular attention to Scope 1 and Scope 3 emissions accounting. On April 2, 2024, the MDPU issued an Order on the LDCs’ Joint Motion. In its Order, the MDPU clarified, among other things, that NPA analyses should be applied at the project level to all investment decisions going forward, and should be considered at project planning stage; that pending an approved NPA framework, LDCs should make all reasonable efforts to incorporate NPA analyses into investment decisions; and that LDCs will have the burden to demonstrate the prudence of implementing a traditional project instead of a NPA. The MDPU did not expressly exempt any category of project from the NPA analysis requirement.

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

Fitchburg - Electric Sector Modernization Plan - Pursuant to M.G.L. c. 164 § 92B, Fitchburg submitted a draft Electric Sector Modernization Plan (ESMP) to the statutorily created Massachusetts Grid Modernization Advisory Council (Council) for the Council’s review, input, and recommendations. The ESMP is a plan intended to upgrade the Company’s distribution system to enable and accommodate increased distributed energy resources (DERs) and electrification technologies, improve grid reliability and resiliency, and assist the Commonwealth in achieving climate goals, among other objectives. The Council provided recommendations on the ESMP in November 2023. The Company submitted its final ESMP to the MDPU on January 29, 2024. The Company concurrently submitted a proposal to recover, among other things, incremental costs associated with ESMP investments through an annual reconciling rate adjustment mechanism. On February 20, 2024, the MDPU issued an interlocutory order finding in part that “to the extent that the MDPU determines that accelerated cost recovery through annual reconciling mechanisms for proposed investments identified in the ESMPs is appropriate, we anticipate establishing the appropriate parameters for those mechanisms through a separate phase of these proceedings to be conducted after August 29, 2024.” On August 29, 2024, the MDPU issued a final order approving Fitchburg’s ESMP. Among other directives, the Order directs Fitchburg and other Massachusetts EDCs to conduct a stakeholder process related to long-term system planning related to forecasted DER interconnection and sets forth the criteria for biannual reports. The MDPU found it appropriate to allow Fitchburg and the other EDCs a short-term targeted cost recovery mechanism for ESMP costs. On December 18, 2024 Fitchburg filed a model ESMP tariff and a company-specific exemplar ESMP mechanism tariff, which describes the parameters of cost-recovery in the second phase of this proceeding. The MDPU conducted an evidentiary hearing on the Company’s proposal on March 12, 2025. On June 13, 2025, the MDPU issued an order which approved the Company’s requested ESMP costs, in part. The MDPU concluded that ESMP substation and distribution feeder investments are ineligible for recovery within the Company’s approved ESMP tariff, but are eligible for recovery under the PBRA. The Company’s resulting approved five year budget is $21.5 million. The Company’s compliance ESMP tariff was approved on July 3, 2025. On September 30, 2025, the Company submitted its first Biannual Report on ESMP investments. The Company informed the MDPU that it is collaborating with the other EDCs to develop a peak demand reduction methodology and template for the next biannual filing to be filed in March 2026.

The MDPU has indicated its intent to investigate how innovative approaches to cost recovery through base distribution rates can further the purpose of G.L. c. 164, § 92B, optimally balance the MDPU’s priorities, and promote efficiency. The MDPU stated that such a proceeding will likely require a lengthy inquiry to identify, analyze, and resolve many complex ratemaking issues. To help inform the subsequent proceeding(s), the MDPU requested comments from interested parties on items and issues that should be considered, including: (1) information and data on innovative approaches to cost recovery, in particular, to facilitate accelerated electrification and/or grid modernization efforts identified at the federal level and/or successfully implemented or being considered in other states; and (2) discussion and proposals on performance metrics and incentives applicable to longer-term cost recovery considerations. On October 1, 2025, the Company and the other EDCs, at the MDPU’s direction, submitted comments on potential future approaches to cost recovery for Electric Sector Modernization Plan investments and expenses. On October 29, 2025, intervenors submitted comments. Reply comments were filed on November 26, 2025.

Following the stakeholder process related to long-term system planning, Fitchburg and other EDCs submitted a draft Long-Term System Planning Proposal (LTSPP) for MDPU review and approval. On December 16, 2025, the MDPU issued an Order establishing a phased approach to investigate the LTSPP jointly proposed by the electric distribution companies and stakeholders. The MDPU intends to establish a uniform LTSPP for the Distribution Companies to proactively upgrade their respective electric power systems to enable increased, timely interconnection of new distributed generation (DG), which will support the Commonwealth’s energy and climate policies. To expedite the cost-effective deployment and interconnection of DG, Phase I will focus on the establishment of a framework for the LTSPP and other necessary elements for the Distribution Companies to make the first LTSPP filings. The MDPU will investigate additional topics in Phase II, in parallel with Phase I, to ensure effective LTSPP implementation following the MDPU’s review of proposed LTSPP investments. This matter remains pending.

Fitchburg - Electric Vehicle (EV) Proceedings - On December 30, 2022, the MDPU issued an order approving Fitchburg’s five-year EV program with a $1.0 million budget consisting of: (1) public infrastructure offering ($0.5 million); (2) Electric Vehicle Supply Equipment incentives for residential segment ($0.3 million); and (3) marketing and outreach ($0.2 million). The Company may shift spending between program segments and between years over the five-year term of its program, subject to a 15% cap. Any spending above the approved EV program budget or above the 15% cap for each program segment is not eligible for targeted cost recovery through the GMF and, instead, may be recovered in a base distribution rate proceeding subsequent to a prudency finding by the MDPU. The MDPU’s Order directs the Companies to submit annual reports that document their performance and these reports are due on or before May 15th of each year. The MDPU accepted the Company’s Demand Charge Alternative proposal and directed implementation within six months. The Demand Charge Alternative is offered for a ten-year period beginning July 1, 2023 with tiered rates to separately-metered EV general delivery service customers. The MDPU also accepted the Company’s proposed residential EV TOU rate, effective April 1, 2023.

In June 2023, the MDPU convened an EV stakeholder process to finalize EV program performance metrics. On April 3, 2023, the electric companies filed comments on the MDPU’s proposed metrics. On December 15, 2023, the MDPU approved EV performance metrics. Following that approval, the MDPU required the electric companies to develop a joint state-wide program evaluation plan for MDPU approval and stakeholder input. On May 15, 2024, Fitchburg submitted its first annual report on the performance of its EV Program, and along with the other Massachusetts EDCs, a proposed statewide program evaluation plan for MDPU approval and stakeholder input. On September 30, 2024, the MDPU stamp approved the Joint Statewide Electric Vehicle Program Evaluation Plan. In addition, on October 1, 2024 the MDPU approved Fitchburg’s request for a supplemental budget increase to engage a consultant to assist with the Joint Statewide Electric Vehicle Program Evaluation Plan. On December 20, 2024, the Company submitted a request for approval to modify certain aspects of the public, residential, and income eligible offers of its EV program. On October 17, 2025, the MDPU approved the Company’s proposed modifications.

On December 31, 2025, Fitchburg submitted to the MDPU a petition for approval of a right-of-way and pole-mounted electric vehicle supply equipment (EVSE) proposal as required by the 2024 Climate Act (Chapter 239, Section 134 of the Acts of 2024). The Company proposes to leverage the program modifications approved on October 17, 2025 to continue to promote public EVSE through its currently approved EV program, which will extend through 2027. This matter remains pending.

Fitchburg - Storm Cost Deferral Petition - On November 3, 2025, Fitchburg filed a request with the MDPU regarding its Storm Reserve Adjustment Factor effective January 1, 2026. The Company requested continued recovery of storm costs resulting from the January and March 2023 winter storms over a three-year period. On December 29, 2025, the MDPU allowed the associated rate increase to become effective January 1, 2026, subject to further investigation and reconciliation. This matter remains pending before the Commission.

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

This Agreement would ensure that the Everett Marine Terminal, which plays a critical role in both the Company’s and the New England energy market’s efficient and reliable operation, will continue to be available for the next six winter seasons. A six year agreement was also requested by Boston Gas Company, Eversource Gas Company, and NSTAR Gas Company. Fitchburg and the other LDCs received an Order on May 17, 2024 approving the agreements.

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

Unitil Corporation – Merger of Maine Natural Gas Corporation - On May 9, 2025, Unitil, Northern Utilities, Bangor, Avangrid Enterprises, Inc. and Maine Natural filed a Joint Petition requesting that the MPUC approve the merger of Maine Natural into Unitil pursuant to a Stock Purchase Agreement among Avangrid and Unitil. A procedural schedule has been established which includes discovery, technical conferences, testimonies and briefs. To comply with the statutory timeframe of 180 days, deliberations are scheduled to be held no later than early November 2025. The MPUC issued an Order approving the Stipulation on September 12, 2025. In a separate Order issued September 16, 2025, the MPUC approved the proposed long-term debt facility. Unitil completed the acquisition of Maine Natural on October 31, 2025.

Unitil Corporation – Merger of Aquarion Water Companies - On May 6, 2025, Unitil announced that it has entered into a definitive agreement to acquire Aquarion Water Company of Massachusetts Inc., Aquarion Water Company of New Hampshire, Inc., and Abenaki Water Co., Inc. (the Aquarion Companies) from the Aquarion Water Authority (AWA), a quasi-public corporation chartered by the Connecticut General Assembly in 2024 to acquire Aquarion and to operate as a water authority. Unitil’s acquisition of the Aquarion Companies is contingent upon the initial sale of Aquarion by Eversource to the AWA (Initial Transaction), which will then simultaneously convey the Aquarion Companies to Unitil. On November 19, 2025, the Connecticut Public Utilities Regulatory Authority (PURA) denied approval of the Initial Transaction. On December 2, 2025, the joint applicants in the Connecticut proceeding filed a judicial appeal of PURA’s decision denying the Initial Transaction. On January 15, 2026, a decision was issued that remanded the case back to PURA for further deliberations. This case remains pending at PURA.

On May 8, 2025, Eversource Energy (Eversource), the AWA, and Unitil submitted an amended and restated petition to the MDPU for approval of a change of control of Aquarion Water Company of Massachusetts, Inc. (AWC-MA). On December 12, 2025, the MDPU issued an Order approving the stock sale of Aquarion by Eversource to AWA, and, in turn, AWA’s simultaneous sale of AWC-MA to Unitil. The approval is subject to certain conditions, including quarterly service quality reporting and a two-year rate case filing moratorium. The approval is also contingent upon, inter alia, approval of the Initial Transaction. The MDPU also declined to rule on the issue, raised by the MA AGO, of ratemaking treatment of the gain on sale of certain assets that occurred under Eversource ownership. On January 2, 2026, Unitil, Eversource, and AWA filed a motion for reconsideration and clarification of the MDPU’s Order with respect to the rate case moratorium and ratemaking treatment of the gain on sale. This matter remains pending.

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

On May 23, 2025, pursuant to 35-A M.R.S. § 708, Northern Utilities filed a request that the MPUC grant an exemption from approval of the reorganization that will be triggered by the anticipated acquisition by Unitil of the three water utilities in Massachusetts and New Hampshire. The MPUC has previously granted Maine public utilities exemptions from regulatory approval of reorganizations under circumstances similar to those presented in this case involving the acquisition of companies outside of Maine by a utility’s holding company parent that will have no direct financial or operational impact on the Maine utility. Based on MPUC precedent in similar reorganizations, Northern Utilities requested an exemption from Section 708 approval of Unitil’s acquisition of the Aquarion MA-NH Companies. In the alternative, if the MPUC declines to grant the requested exemption, then Northern Utilities requested that the MPUC approve the reorganization pursuant to Section 708. The MPUC approved the reorganization, subject to certain conditions agreed upon by Unitil, on January 6, 2025.

Northern Utilities / Granite State - Firm Capacity Contract - Northern Utilities relies on the transportation of gas supply over its affiliate Granite State pipeline to serve its customers in the Maine and New Hampshire service areas. Granite State facilitates critical upstream interconnections with interstate pipelines and third-party suppliers essential to Northern Utilities’ service to its customers. Northern Utilities reserves firm capacity through a contract with Granite State, which is renewed annually. Pursuant to statutory requirements in Maine and orders of the MPUC, Northern Utilities submits an annual informational report requesting approval of a one-year extension of its 12-month contract for firm pipeline capacity reservation, with an evergreen provision and three-month termination notification requirement. On March 31, 2025, Northern Utilities submitted an annual informational report requesting approval on a one-year extension for the period of November 1, 2025 through October 31, 2026. The Company received an order approving the one-year extension of its request on June 3, 2025.

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

Maine Inquiry Into the Future of Gas - On May 13, 2025, the MPUC initiated an inquiry to explore the implications of Maine’s decarbonization goals for natural gas utilities and their customers and solicit information from stakeholders. Specifically, the MPUC opened the inquiry with the goal of 1) developing a consistent methodology or framework to incorporate and evaluate the GHG emissions impact in the MPUC’s decision-making around gas infrastructure investments and contractual commitments for supply or capacity needed to serve customers; 2) evaluating the consistency of these investments with state goals and 3) assisting in evaluation of a broader path for the future of natural gas in Maine. Initial comments on the scope of the inquiry were submitted on June 17, 2025. On December 18, 2025, the MPUC issued a Procedural Order scheduling a workshop on January 21, 2026 to explore issues raised in comments.

Reconciliation Filings - Fitchburg, Unitil Energy, Northern Utilities, Bangor and Maine Natural each have a number of regulatory reconciling accounts that require annual or semi-annual filings with the MDPU, NHPUC and MPUC, respectively, to reconcile revenues and costs, and to seek approval of any rate changes. These filings include: annual electric reconciliation filings by Fitchburg and Unitil Energy for a number of items, including default service, stranded cost changes and transmission charges; costs associated with energy efficiency programs in New Hampshire and Massachusetts, as directed by the NHPUC and MDPU; recovery of the ongoing costs of storm repairs incurred by Unitil Energy and Fitchburg; and the actual wholesale energy costs for electric power and gas incurred by each of the five companies. Fitchburg, Unitil Energy, Northern Utilities, Bangor and Maine Natural have been, and remain in full compliance with all directives and orders regarding these filings. The Company considers these to be routine regulatory proceedings, and there are no material issues outstanding.

Fitchburg - Massachusetts Request for Proposals (RFPs) - Pursuant to Section 83 of “An Act Relative to Green Communities,” St. 2008, c. 169, as amended, the Massachusetts EDCs, including Fitchburg, have conducted numerous procurements of long-term renewable energy and environmental attributes. “An Act to Promote Energy Diversity” (2016) (the Act) added Section 83C, which required the joint procurement of 1,600 MW of offshore wind by June 30, 2027 (this target has since been increased as explained below) and Section 83D, which required the joint procurement of cost-effective long-term contracts for an annual total of 9,450,000 megawatt-hours (MWh) of clean energy (hydroelectric, solar and land-based wind) by December 31, 2022. Fitchburg’s pro rata share of the contracts resulting from these procurements is approximately 1%.

The EDCs issued the RFP for Section 83D Long-Term Contracts in March 2017, and transmission service agreements with NECEC Transmission LLC and power purchase agreements (PPAs) for 9,554,940 MWh annually of hydroelectric generation and associated environmental attributes with Hydro-Quebec Energy Services (U.S.), Inc. (together, the NECEC project) over a 20-year period, were filed for approval by the MDPU in July 2018. The MDPU approved the agreements in June 2019, including the EDCs’ proposal to sell the energy procured under the contract into the ISO-NE wholesale market and to credit or charge the difference between the contract costs and the ISO-NE market revenue to customers. The MDPU also approved the EDCs’ request for remuneration equal to 2.75% of the contract payments, as well as the EDCs’ proposal to recover costs associated with the contracts. The NECEC project achieved commercial operation in January 2026.

The EDCs issued the first RFP for offshore wind energy generation pursuant to Section 83C in June 2017. In July 2018, the EDCs filed two long-term PPA’s with Vineyard Wind, each for 400 MW for approval by the MDPU. In April 2019, the MDPU approved the offshore wind PPAs, including similar requirements for the EDCs’ to sell the energy procured and credit or charge net costs to customers including EDC remuneration of 2.75%. The expected commercial operation dates for Vineyard Wind are January 15, 2027 for Facility 1 and May 31, 2026 for Facility 2.

The EDCs issued additional RFPs pursuant to Section 83C to procure additional offshore wind energy generation in May 2019 and in May 2021. These two procurements led to four additional PPAs for a total of 2400 MW that were approved by MDPU but were later terminated in September 2023.

The EDCs issued a fourth offshore wind RFP in August 2023 seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement under Section 83C of 5,600 MW of Offshore Wind Energy Generation, pursuant to “An Act Driving Clean Energy and Offshore Wind” (2022), which increased the total solicitation target (including future solicitations) for offshore wind energy generation to 5,600 MW by June 30, 2027. The EDCs received bids for offshore wind energy generation from three developers as part of a multi-state solicitation with Rhode Island and Connecticut. In September 2024, the Massachusetts DOER selected a portfolio of projects totaling 2,678 MW from the three projects, one of which was dependent on commitments from Connecticut. In December 2024, Connecticut withdrew from contract negotiations resulting in the termination of the conditional project. Contract negotiations with the remaining two developers have been extended and are targeted to be completed by June 30, 2026.

In December 2024, the Massachusetts Legislature approved “An Act promoting a clean energy grid, advancing equity, and protecting ratepayers” which among other provisions, extends the period for long-term renewable contracts up to 30 years and directs the EDCs, under a new Section 83E, to “jointly and competitively solicit proposals for energy storage systems and enter into cost-effective long-term contracts equal to, in the aggregate, approximately 5,000 megawatts of energy storage systems not later than July 31, 2030.” Pursuant to Section 83E, the EDCs jointly issued the first RFP for energy storage systems (ESS) in July 2025 seeking environmental attributes associated with approximately 1,500 megawatts of mid-duration energy storage systems. In December 2025, the DOER selected a portfolio of battery energy storage projects that total 1,268 MW and contract negotiations are underway. A second solicitation under Section 83E is currently being developed for release in July 2026. Fitchburg’s pro rata share of the contracts resulting from these procurements is approximately 1%.

Pursuant to Section 82 of Chapter 179 of the Acts of 2022 (An Act driving clean energy and offshore wind), the Massachusetts DOER is authorized to coordinate with other New England states issuing competitive solicitations for long-term clean energy generation, including nuclear power generation, associated environmental attributes, transmission or capacity for the benefit of residents of the Commonwealth and the region. If the DOER, in consultation with the EDCs and the office of the Attorney General, determines not later than December 31, 2027, that a project would satisfy the benefits listed in Section 82, DOER may direct the EDCs to enter into cost-effective long-term contracts. DOER is currently exploring procurements issued by Maine and Connecticut. In September 2025, Connecticut issued an Expedited Zero Carbon RFP and following selections made by Connecticut, DOER selected two projects for Massachusetts.

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

On December 13, 2022, RENEW Northeast, Inc. (RENEW), a non-profit entity that advocates for the business interests of renewable power generators in New England filed a complaint with FERC against ISO-NE and the PTOs requesting a determination that certain open-access transmission tariff schedules are unjust and unreasonable to the extent they permit PTOs to directly assign to interconnection customers O&M costs associated with network upgrades. Fitchburg and Unitil Energy are PTOs, although Unitil Energy does not own transmission plant. The PTOs answered the complaint on January 23, 2023. FERC issued an Order December 19, 2024 and a compliance filing was made on February 18, 2025 revising the ISO-NE OATT accordingly. While most of the intervening parties supported the compliance filing a new issue was raised by one participant. RENEW and the NETO’s have resolved their issues and filed briefs in support of the compliance filing. This matter remains pending in Docket No. EL23-16. The Company does not believe these proceedings will have a material adverse effect on its financial condition or results of operations.

Contractual Obligations

The following table lists the Company’s known specified gas and electric supply contractual obligations as of December 31, 2025.

		Payments Due by Period
Gas and Electric Supply Contractual Obligations (millions) as of December 31, 2025	Total	2026	2027	2028	2029	2030	2031 & Beyond
Gas Supply Contracts	$779.4	$113.6	$81.1	$74.1	$67.9	$53.2	$389.5
Electric Supply Contracts	198.3	9.0	9.2	9.2	9.1	9.3	152.5
Total	$977.7	$122.6	$90.3	$83.3	$77.0	$62.5	$542.0

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

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of December 31, 2025, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

In May 2024, NH DES requested additional information in connection with the Company’s December 2022 remedial action plan (RAP), regarding groundwater contaminants at the Rochester site. In anticipation of the NH DES approval of one of the RAP alternatives and subsequent request for project design, the Company has accrued $5.8 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. Due to extended regulatory review time periods, Northern Utilities anticipates the commencement of remediation activities in 2026.

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

Fitchburg’s Manufactured Gas Plant Site - Fitchburg has worked with the Massachusetts Department of Environmental Protection (Mass DEP) to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring continues. Following submittal of the Immediate Response Action (IRA) plan in October 2023 and an update in November 2024, the Mass DEP, in May 2025 concurred with the proposed limited excavation and armoring of the riverbank at the identified seep area. Fitchburg has accrued $280,000 for estimated costs to complete the remediation at the Sawyer Passway site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. The Company has determined that the high end of the range of reasonably possible remediation costs for the Sawyer Passway site could be $3.7 million based on remediation alternatives. Fitchburg anticipates the commencement of the remediation activity in 2026.

Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.

Unitil Energy - Kensington Distribution Operations Center - Unitil Energy conducted a Phase I and II supplement environmental site assessment (ESA) in the second quarter of 2021 at its former distribution operations center in Kensington, NH. In November 2025, the NH DES requested additional investigation to further refine the Supplemental Site Investigation (SSI) submitted in June 2023, as well as develop a remedial action plan (RAP) based upon reported observations. Unitil Energy anticipates the commencement of remediation activities in late 2026 or early 2027, following RAP approval by the NH DES. The Company does not believe this investigation will have a material adverse effect on its financial condition, results of operations or cash flows.

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the years-ended December 31, 2025 and 2024.

	December 31,
Environmental Obligations (millions)	2025	2024
Total Balance at Beginning of Period	$7.8	$4.6
Additions	1.0	3.6
Less: Payments / Reductions	0.7	0.4
Total Balance at End of Period	8.1	7.8
Less: Current Portion	0.8	0.7
Noncurrent Balance at End of Period	$7.3	$7.1

Note 9: Income Taxes

Provisions for Federal and State Income Taxes reflected as operating expenses in the accompanying consolidated statements of earnings for the years ended December 31, 2025, 2024, and 2023 are shown in the following table:

	(in millions)
	2025	2024	2023
Current Income Tax Provision
Federal	$4.5	$0.4	$4.3
State	1.2	0.4	1.5
Total Current Income Taxes	5.7	0.8	5.8
Deferred Income Tax Provision
Federal	5.3	8.6	4.8
State	4.3	4.6	2.6
Total Deferred Income Taxes	9.6	13.2	7.4
Total Income Tax Expense	$15.3	$14.0	$13.2

In December 2023, the FASB issued ASU 2023-09 – Income taxes: Improvements to Income Tax Disclosures which includes amendments that further enhance income tax disclosures and income taxes paid by jurisdiction. The Company has elected to adopt ASU 2023-09 on a prospective basis. The following table presents the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate for the year ended December 31, 2025:

	2025
(Dollars in thousands)	Amount	Rate
U.S. Federal Statutory Tax Rate	$13,754	21.0%
State Income Taxes, net of Federal Income Tax	4,251	6.5%
Production Tax Credit	(212)	(0.3)%
Nontaxable and Nondeductible Items
Regulatory Amortization of Excess ADIT	(2,668)	(4.1)%
Other	187	0.3%
Income Tax Expense and Effective Income Tax Rate	$15,312	23.4%

The differences between the Company’s provision for Income Tax and the provisions calculated at the statutory federal tax rate, expressed in percentages for the years ended December 31, 2024 and 2023, are shown in the following table:

	2024	2023
Statutory Federal Income Tax Rate	21%	21%
Income Tax Effects of:
State Income Taxes, net	6%	6%
Utility Plant Differences	(5)%	(5)%
Other, net	1%	1%
Effective Income Tax Rate	23%	23%

Income taxes paid, net of refunds are shown in the following table:

(in thousands)	2025
Cash Paid for Income Taxes, net of Refunds
Federal Income Taxes	$4,218
State Income Taxes
Florida	*
Maine	—
Massachusetts	154
New Hampshire	555
Total State Income Taxes	709
Total Cash Paid for Income Taxes, net of Refunds	$4,927
* Did not meet the 5% threshold required for separate disclosure

Temporary differences which gave rise to deferred tax assets and liabilities in 2025 and 2024 are shown in the following table:

Temporary Differences (in millions)	2025	2024
Deferred Tax Assets
Retirement Benefit Obligations	$5.6	$6.1
Regulatory Assets and Liabilities **	—	5.6
Net Operating Loss Carryforwards	0.2	2.3
Tax Credit Carryforwards	1.8	2.0
Other, net	6.3	2.5
Total Deferred Tax Assets	13.9	18.5
Deferred Tax Liabilities
Utility Plant Differences	208.9	203.6
Regulatory Assets and Liabilities **	0.3	—
Other, net	1.4	1.0
Total Deferred Tax Liabilities	210.6	204.6
Net Deferred Tax Liabilities	$196.7	$186.1

** The Company’s Net Deferred Tax Liabilities for Regulatory Assets and Liabilities are shown net. Gross Regulatory Assets were $16.8 million and $16.6 million for the years ended December 31, 2025 and 2024, respectively. Gross Regulatory Liabilities were $17.1 million and $11.0 million for the years ended December 31, 2025 and 2024, respectively.

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at December 31, 2025 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required.

In August 2025, Unitil Corporation received notice that its Federal Income Tax return filing for the year ending December 31, 2023 is under examination by the IRS. Currently, the Company believes that the ultimate resolution of this examination will not have a material impact on the Company’s financial statements. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2024; December 31, 2023; and December 31, 2022.

Income tax filings for the year ended December 31, 2024 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2024 which were filed with the IRS in October 2025, the Company utilized federal Net Operating Loss Carryforward (NOLC) assets of $5.6 million and $1.0 million of federal tax credit carryforward. As of December 31, 2025, the Company has fully utilized all NOLC and federal tax credits available. In addition, at December 31, 2025, the Company had $1.8 million of cumulative state tax credit carryforwards to offset future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2027.

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

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction of the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) and recorded a net liability in the amount of $48.9 million at December 31, 2017. The Company expects to flow through to customers $47.1 million of excess ADIT in utility base rates. The benefit of protected excess ADIT amounts will be subject to flow back to customers in utility rates according to the Average Rate Assumption Method (ARAM). The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. As of December 31, 2025, the Company flowed back $13.9 million to customers in its Massachusetts, Maine, New Hampshire and federal jurisdictions.

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

The following table includes the key assumptions used in determining the Company’s benefit plan costs and obligations:

	2025	2024	2023
Used to Determine Plan costs for years ended December 31:
Discount Rate	5.60%	5.00%	5.25%
Rate of Compensation Increase	3.00%	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.50%	7.50%	7.50%

	2025	2024	2023
Used to Determine Benefit Obligations at December 31:
Discount Rate	5.45%	5.60%	5.00%
Rate of Compensation Increase	3.00%	3.00%	3.00%

The health care cost trend rate used to determine plan costs for 2025 for pre-65 retirees is 8.50%, with an ultimate rate of 4.50% in 2034, and for post-65 retirees, the health care cost trend rate is 7.50%, with an ultimate rate of 4.50% in 2034. The health care cost trend rate used to determine plan costs for 2024 for pre-65 retirees was 8.00%, with an ultimate rate of 4.50% in 2033, and for post-65 retirees, the health care cost trend rate was 6.00%, with an ultimate rate of 4.50% in 2033. The health care cost trend rate used to determine plan costs for 2023 for pre-65 retirees was 8.00%, with an ultimate rate of 4.50% in 2030, and for post-65 retirees was 6.25%, with an ultimate rate of 4.50% in 2030.

The health care cost trend rate used to determine benefit obligations at December 31, 2025 for pre-65 retirees is 8.05%, with an ultimate rate of 4.50% in 2034, and for post-65 retirees, the health care cost trend rate is 7.15%, with an ultimate rate of 4.50% in 2034. The health care cost trend rate used to determine benefit obligations at December 31, 2024 for pre-65 retirees was 8.50%, with an ultimate rate of 4.50% in 2034, and for post-65 retirees, the health care cost trend rate was 7.50%, with an ultimate rate of 4.50% in 2034. The health care cost trend rate used to determine benefit obligations at December 31, 2023 for pre-65 retirees was 8.00%, with an ultimate rate of 4.50% in 2033, and for post-65 retirees, the health care cost trend rate was 6.00%, with an ultimate rate of 4.50% in 2033.

The Discount Rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For 2025, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $428,700 in the Net Periodic Benefit Cost (NPBC). The Rate of Compensation Increase assumption used for 2025 was based on the expected long-term increase in compensation costs for personnel covered by the plans.

The following table provides the components of the Company’s Retirement plan costs (000’s):

	Pension Plan			PBOP Plan			SERP
	2025	2024	2023	2025	2024	2023	2025	2024	2023

Service Cost	$1,743	$1,990	$2,091	$2,006	$1,988	$1,493	$158	$216	$250

Interest Cost	8,065	7,546	7,480	3,967	3,269	2,899	688	723	754

Expected Return on Plan Assets	(10,497)	(10,597)	(10,689)	(4,342)	(3,877)	(3,408)	—	—	—

Prior Service Cost Amortization	255	323	356	—	—	794	9	10	55

Actuarial Loss Amortization	1,277	1,446	—	(747)	(874)	(1,464)	(214)	—	—

Sub-total	843	708	(762)	884	506	314	641	949	1,059

Amounts Capitalized or Deferred	181	227	1,598	(135)	191	555	(203)	(295)	(327)

NPBC Recognized	$1,024	$935	$836	$749	$697	$869	$438	$654	$732

The Company bases the actuarial determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the fair value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of the market-related assets will be affected as previously deferred gains or losses are recognized. Had the Company used the fair value of assets instead of the market-related value, pension expense for the years 2025, 2024 and 2023 would have been ($0.5) million, $1.8 million and $2.8 million respectively, prior to amounts capitalized or deferred.

The following table represents information on the plans’ assets, projected benefit obligations (PBO), and funded status (000’s):

	Pension Plan		PBOP Plan		SERP
Change in Plan Assets:	2025	2024	2025	2024	2025	2024

Plan Assets at Beginning of Year	$148,974	$137,893	$58,402	$51,892	$—	$—

Actual Return on Plan Assets	18,836	15,146	7,413	6,224	—	—

Employer Contributions	3,950	3,758	2,285	2,552	678	679

Participant Contributions	—	—	317	260	—	—

Benefits Paid	(8,462)	(7,823)	(2,936)	(2,526)	(678)	(679)

Plan Assets at End of Year	$163,298	$148,974	$65,481	$58,402	$-	$-

Change in PBO:

PBO at Beginning of Year	$148,556	$154,567	$72,207	$66,691	$12,747	$14,854

Service Cost	1,743	1,990	2,006	1,988	158	216

Interest Cost	8,065	7,546	3,967	3,269	688	723

Plan Amendments	604	—	—	—	—	—

Participant Contributions	—	—	317	260	—	—

Benefits Paid	(8,462)	(7,823)	(2,936)	(2,526)	(678)	(679)

Actuarial (Gain) or Loss	2,829	(7,724)	9,987	2,525	589	(2,367)

PBO at End of Year	$153,335	$148,556	$85,548	$72,207	$13,504	$12,747

Funded Status: Assets vs PBO	$9,963	$418	$(20,067)	$(13,805)	$(13,504)	$(12,747)

The increase in the PBO for the Pension and SERP plans as of December 31, 2025 compared to December 31, 2024 primarily reflects a decrease in the assumed discount rate as of December 31, 2025 and normal changes in service cost, interest cost and demographic data. The increase in the PBO for the PBOP plan as of December 31, 2025 compared to December 31, 2024 primarily reflects an increase in medical costs, a decrease in the assumed discount rate and normal changes in service cost and interest cost, partially offset by a decrease in demographic data as of December 31, 2025.

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

The Company has recorded on its consolidated balance sheets as a liability the underfunded status of its and its subsidiaries’ retirement benefit obligations based on the projected benefit obligation. The Company has recognized Regulatory Assets, net of deferred tax benefits, of $13.7 million and $14.4 million at December 31, 2025 and 2024, respectively, to account for the future collection of these plan obligations in electric and gas rates. These amounts are recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans.

The Accumulated Benefit Obligation (ABO) is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and the ABO is that the PBO includes projected compensation increases. The ABO for the Pension Plan was $146.7 million and $141.6 million as of December 31, 2025 and 2024, respectively. The ABO for the SERP was $13.3 million and $12.4 million as of December 31, 2025 and 2024, respectively. For the PBOP Plan, the ABO and PBO are the same. (See Note 1 (Summary of Significant Accounting Policies) for further discussion of SERP funding.)

The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2025 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

The following table represents employer contributions, participant contributions and benefit payments (000’s).

	Pension Plan			PBOP Plan			SERP
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Employer Contributions	$3,950	$3,758	$3,850	$2,285	$2,552	$2,790	$678	$679	$665
Participant Contributions	$—	$—	$—	$317	$260	$234	$—	$—	$—
Benefit Payments	$8,462	$7,823	$8,877	$2,936	$2,526	$(2,767)	$678	$679	$665

The following table represents estimated future benefit payments (000’s).

Estimated Future Benefit Payments
	Pension	PBOP	SERP
2026	$9,244	$4,142	$678
2027	10,322	4,369	677
2028	10,396	4,587	1,190
2029	10,732	5,046	1,181
2030	11,313	5,159	1,172
2031-2035	57,726	26,363	5,658

The Expected Long-Term Rate of Return on Pension Plan assets assumption used by the Company is developed based on input from actuaries and investment managers. The Company’s Expected Long-Term Rate of Return on Pension Plan assets is based on target investment allocation of 49% in common stock equities, 45% in fixed income securities and 6% in real estate securities. The Company’s Expected Long-Term Rate of Return on PBOP Plan assets is based on target investment allocation of 55% in common stock equities and 45% in fixed income securities. The actual investment allocations are shown in the following tables.

Pension Plan	Target Allocation	Actual Allocation at December 31,
	2026	2025	2024	2023
Equity Funds	49%	49%	53%	57%
Debt Funds	45%	45%	41%	36%
Real Estate Fund	6%	6%	5%	6%
Other(1)	—	—%	1%	1%
Total		100%	100%	100%

(1)
Represents investments being held in cash equivalents as of December 31, 2025, December 31, 2024 and December 31, 2023 pending payment of benefits.

PBOP Plan	Target Allocation	Actual Allocation at December 31,
	2026	2025	2024	2023
Equity Funds	55%	56%	56%	56%
Debt Funds	45%	44%	44%	44%
Total		100%	100%	100%

The combination of these target allocations and expected returns resulted in the overall assumed long-term rate of return of 7.50% for 2025. The Company evaluates the actuarial assumptions, including the expected rate of return, at least annually. The primary financial objective of the plans is to earn their expected long-term returns without assuming undue risks of funded status volatility. The target rate of return for the Plans has been based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2025 and 2024. Please also see Note 1 (Summary of Significant Accounting Policies) for a discussion of the Company’s fair value accounting policy.

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

Assets measured at fair value on a recurring basis for the Pension Plan as of December 31, 2025 and 2024 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2025
Pension Plan Assets:
Mutual Funds:
Equity Funds	$80,722	$80,722	$—	$—
Fixed Income Funds	72,837	72,837	—	—
Total Mutual Funds	153,559	153,559	—	—
Cash Equivalents	392	392
Total Assets in the Fair Value Hierarchy	$153,951	$153,951	$—	$—
Real Estate Fund–Measured at Net Asset Value	9,347
Total Assets	$163,298
2024
Pension Plan Assets:
Mutual Funds:
Equity Funds	$78,407	$78,407	$—	$—
Fixed Income Funds	61,741	61,741	—	—
Total Mutual Funds	140,148	140,148	—	—
Cash Equivalents	1,504	1,504
Total Assets in the Fair Value Hierarchy	$141,652	$141,652	$—	$—
Real Estate Fund–Measured at Net Asset Value	7,322
Total Assets	$148,974

Redemptions of the Real Estate Fund are subject to a sixty-five day notice period and the fund is valued quarterly. There are no unfunded commitments.

Assets measured at fair value on a recurring basis for the PBOP Plan as of December 31, 2025 and 2024 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2025
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$28,765	$28,765	$—	$—
Equity Funds	36,716	36,716	—	—
Total Assets	$65,481	$65,481	$—	$—

2024
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$25,908	$25,908	$—	$—
Equity Funds	32,494	32,494	—	—
Total Assets	$58,402	$58,402	$—	$—

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

The Company’s contributions to the 401(k) Plan were $5.0 million, $4.5 million and $4.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2025. Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded as of December 31, 2025 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, the Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based upon criteria established in the “Internal Control–Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. There were no material changes in internal control over financial reporting during the year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management continues to evaluate and enhance controls related to significant estimates, including regulatory assets, revenue recognition, and pension and postretirement obligations.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 excluded the internal controls of Maine Natural Gas Corporation, which was acquired on October 31, 2025. Maine Natural Gas Corporation's total assets and total revenues represented approximately 4.9% and 1.5%, respectively, of the Company's consolidated total assets and revenues as of and for the year ended December 31, 2025.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report which appears in Part II, Item 8 herein.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a) On February 9, 2026, the Company issued a press release announcing its results of operations for the year ended December 31, 2025. The press release is furnished with this Annual Report on Form 10-K as Exhibit 99.1.

(b) During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act adopted or terminated a Rule10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K promulgated under the Exchange Act) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Exchange Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth in the “Proposal 1: Election of Directors” section and the “Description of Management” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 29, 2026 (the “Proxy Statement”). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the “Corporate Governance and Policies of the Board—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement. Information regarding the Company’s Audit Committee is set forth in the “Committees of the Board—Audit Committee” section of the Proxy Statement. Information regarding the Company’s Code of Ethics is set forth in the “Corporate Governance and Policies of the Board—Code of Ethics” section of the Proxy Statement. Information regarding procedures by which shareholders may recommend nominees to the Company’s Board of Directors is set forth in the “Corporate Governance and Policies of the Board—Nominations” section of the Proxy Statement.

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

(a) (1) and (2)—LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP; PCAOB ID No. 34)
•
Consolidated Statements of Earnings for the years ended December 31, 2025, 2024 and 2023
•
Consolidated Balance Sheets—December 31, 2025 and 2024
•
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
•
Consolidated Statements of Changes in Common Stock Equity for the years ended December 31, 2025, 2024 and 2023
•
Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(3)—LIST OF EXHIBITS

Exhibit Number	Description of Exhibit	Reference (1)

2.1 (9)	Stock Purchase Agreement among Unitil Corporation, PHC Utilities, Inc., and Hearthstone Utilities, Inc. (d/b/a Hope Companies, Inc.) dated July 8, 2024	Exhibit 2.1 to Form 8-K for July 8, 2024 (SEC File No. 1-8858)

2.2 (9)	Stock Purchase Agreement between Unitil Corporation and Avangrid Enterprises, Inc. dated March 31, 2025	Exhibit 2.1 to Form 8-K for March 31, 2025 (SEC File No. 1-8858)

2.3 (7)(8)

Purchase and Sale Agreement between Unitil Corporation and Aquarion Water Authority, and, solely with respect to Section 9.25 and Section 9.26 thereof, South Central Connecticut Regional Water Authority.

Exhibit 2.1 to Form 8-K for May 6, 2025 (SEC File No. 1-8858)

2.4	Amendment No. 1 to Purchase and Sale Agreement, dated as of January 23, 2026, by and among Unitil Corporation, Aquarion Water Authority and South Central Connecticut Regional Water Authority.	Exhibit 2.1 to Form 8-K for January 23, 2026 (SEC File No. 1-8858)

3.1 (P)	Articles of Incorporation of Unitil Corporation.	Exhibit 3.1 to Form S-14 Registration Statement No. 2-93769 dated October 12, 1984

3.2 (P)	Articles of Amendment to the Articles of Incorporation of Unitil Corporation filed on March 4, 1992.	Exhibit 3.2 to Form 10-K for 1991 (SEC File No. 1-8858)

3.3	Articles of Amendment to the Articles of Incorporation of Unitil Corporation filed on September 23, 2008.	Exhibit 3.3 to Form S-3/A Registration Statement No. 333-152823 dated November 25, 2008

3.4	Articles of Amendment to the Articles of Incorporation of Unitil Corporation filed on April 27, 2011.	Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-168394, dated January 28, 2014

Exhibit Number	Description of Exhibit	Reference (1)

3.5	Fourth Amended and Restated By-Laws of Unitil Corporation.	Exhibit 3.1 to Form 8-K dated April 29, 2020 (SEC File No. 1-8858)

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

Exhibit 4.1 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)

4.27	Fifteenth Supplemental Indenture dated November 29, 2018 by and between Unitil Energy Systems, Inc. and U.S. Bank National Association (as trustee).	Exhibit 4.2 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.28 (4)	First Mortgage Bond, Series Q, 4.18%, due November 30, 2048, issued by Unitil Energy Systems, Inc. to United of Omaha Life Insurance Company.	Exhibit 4.3 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.29	Note Purchase Agreement dated September 12, 2019 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

4.30 (4)	4.04% Senior Note, Series 2019, due September 12, 2049, issued by Northern Utilities, Inc. to Pacific Life Insurance Company.	Exhibit 4.2 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

4.31	Note Purchase Agreement dated December 18, 2019 by and among Unitil Corporation and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated December 18, 2019 (SEC File No. 1-8858)

4.32 (4)	3.43% Senior Note, Series 2019, due December 18, 2029, issued by Unitil Corporation to CHIMEFISH & CO, as nominee for American Equity Investment Life Insurance Company.	Exhibit 4.2 to Form 8-K dated December 18, 2019 (SEC File No. 1-8858)

4.33	Note Purchase Agreement dated September 15, 2020 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.34 (4)	3.78% Senior Note, Series 2020, due September 15, 2040, issued by Northern Utilities, Inc. to Metropolitan Life Insurance Company.	Exhibit 4.2 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.35	Note Purchase Agreement dated September 15, 2020 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein.	Exhibit 4.3 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.36 (4)	3.78% Senior Note, Series 2020A, due September 15, 2040, issued by Fitchburg Gas and Electric Light Company to Brighthouse Life Insurance Company of NY.	Exhibit 4.4 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.37	Bond Purchase Agreement dated September 15, 2020 by and among Unitil Energy Systems, Inc., U.S. Bank National Association (as trustee), and the several purchasers named therein.	Exhibit 4.5 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.38	Sixteenth Supplemental Indenture dated September 15, 2020 by and between Unitil Energy Systems, Inc. and U.S. Bank National Association (as trustee).	Exhibit 4.6 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.39 (4)	First Mortgage Bond, Series R, 3.58%, due September 15, 2040, issued by Unitil Energy Systems, Inc. to CUDD and CO (as nominee for Symetra Life Insurance Company).	Exhibit 4.7 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)

4.40 (5)	Bond Purchase Agreement dated August 21, 2024 by and among Unitil Energy Systems, Inc., U.S. Bank Trust Company, National Association (as trustee) and the several purchasers named therein.	Exhibit 4.11 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.41	Seventeenth Supplemental Indenture dated August 21, 2024 by and between Unitil Energy Systems, Inc. and U.S. Bank Trust Company, National Association (as trustee)	Exhibit 4.12 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.42 (4)	First Mortgage Bond, Series S, 5.69%, due August 21, 2054, issued by Unitil Energy Systems, Inc. to Metlife Reinsurance Company of Hamilton, Ltd.	Exhibit 4.13 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.43 (5)	Note Purchase Agreement dated July 6, 2023 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated July 6, 2023 (SEC File No. 1-8858)

4.44 (4)	5.70% Senior Note, Series 2023A, due July 2, 2033, issued by Fitchburg Gas and Electric Light Company to MetLife Reinsurance Company of Hamilton, Ltd.	Exhibit 4.2 to Form 8-K dated July 6, 2023 (SEC File No. 1-8858)

4.45 (4)	5.96% Senior Note, Series 2023B, due July 2, 2053, issued by Fitchburg Gas and Electric Light Company to Mutual of Omaha Insurance Company	Exhibit 4.3 to Form 8-K dated July 6, 2023 (SEC File No. 1-8858)

4.46 (5)	Note Purchase Agreement dated August 21, 2024 by and among Unitil Corporation and the several purchasers named therein.	Exhibit 4.1 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.47 (4)	5.99% Senior Note, Series 2024, due August 21, 2034, issued by Unitil Corporation to Metropolitan Tower Life Insurance Company	Exhibit 4.2 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.48 (5)	Note Purchase Agreement dated August 21, 2024 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.3 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.49 (4)	5.54% Senior Note, Series 2024A, due August 21, 2034, issued by Northern Utilities, Inc. to Metropolitan Life Insurance Company	Exhibit 4.4 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.50 (4)	5.74% Senior Note, Series 2024B, due August 21, 2039, issued by Northern Utilities, Inc.to Modern Woodmen of America.	Exhibit 4.5 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.51 (5)	Note Purchase Agreement dated August 21, 2024 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein	Exhibit 4.6 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.52 (4)	5.54% Senior Note, Series 2024A, due August 21, 2034, issued by Fitchburg Gas and Electric Light Company to Metlife Reinsurance Company of Hamilton, Ltd.	Exhibit 4.7 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.53 (4)	5.99% Senior Note, Series 2024B, due August 21, 2044, issued by Fitchburg Gas and Electric Light Company to Metlife Reinsurance Company of Hamilton, Ltd.	Exhibit 4.8 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)

4.54 (5)	Note Purchase Agreement dated August 21, 2024 by and among Granite State Gas Transmission, Inc. and the several purchasers named therein.	Exhibit 4.9 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.55 (4)	5.74% Senior Note, Series 2024, due August 21, 2034, issued by Granite State Gas Transmission, Inc. to Metropolitan Life Insurance Company	Exhibit 4.10 to Form 8-K for August 21, 2024 (SEC File No. 1-8858)

4.56	Amended and Restated Note issued to Bank of America, N.A.	Exhibit 4.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.57	Loan Agreement dated December 18, 2020 between Unitil Realty Corp. and TD Bank, N.A.	Exhibit 4.48 to Form 10-K for 2020 (SEC File No. 1-8858)

4.58	Mortgage and Security Agreement dated December 18, 2020 between Unitil Realty Corp. and TD Bank, N.A.	Exhibit 4.49 to Form 10-K for 2020 (SEC File No. 1-8858)

4.59	Mortgage Loan Note dated December 18, 2020 issued to TD Bank, N.A.	Exhibit 4.50 to Form 10-K for 2020 (SEC File No. 1-8858)

4.60	Description of Registrant’s Securities	Exhibit 4.50 to Form 10-K for 2021 (SEC File No. 1-8858)

4.61 (5)	Third Amended and Restated Credit Agreement dated September 29, 2022 among Unitil Corporation, Bank of America, N.A., as administrative agent, and the Lenders	Exhibit 4.1 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

4.62	First Amendment to Third Amended and Restated Credit Agreement between Unitil and Bank of America, N.A., as administrative agent, dated July 18, 2024	Exhibit 4.1 to Form 8-K for July 18, 2024 (SEC File No. 1-8858)

4.63	Second Amended and Restated Note issued to Citizens Bank, N.A.	Exhibit 4.2 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

4.64	Second Amended and Restated Note issued to TD Bank, N.A.	Exhibit 4.3 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

4.65 (5)

Second Amendment to Third Amended and Restated Credit Agreement dated January 29, 2025 among Unitil Corporation; Bank of America, N.A., as administrative agent; and Bank of America, N.A., Citizens Bank, N.A., and TD Bank, N.A.

Exhibit 4.1 to Form 8-K dated January 29, 2025 (SEC File No. 1-8858)

4.66	Third Amended and Restated Note issued to Citizens Bank, N.A.	Exhibit 4.2 to Form 8-K dated January 29, 2025 (SEC File No. 1-8858)

4.67	Third Amended and Restated Note issued to TD Bank, N.A.	Exhibit 4.3 to Form 8-K dated January 29, 2025 (SEC File No. 1-8858)

4.68 (5)(8)	Note Purchase Agreement dated July 8, 2025 by and among Bangor Natural Gas Company and the several purchasers named therein.	Exhibit 4.1 to Form 8-K for July 8, 2025 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)

4.69	5.70% Senior Note, Series 2025A, due July 8, 2030, issued by Bangor Natural Gas Company to CoBank, ACB.	Exhibit 4.2 to Form 8-K for July 8, 2025 (SEC File No. 1-8858)

4.70	6.31% Senior Note, Series 2025B, due July 8, 2035, issued by Bangor Natural Gas Company to United of Omaha Life Insurance Company.	Exhibit 4.3 to Form 8-K for July 8, 2025 (SEC File No. 1-8858)

4.71 (5)	Credit Agreement dated October 31, 2025 among Unitil Corporation, The Bank of Nova Scotia, as agent, and The Bank of Nova Scotia, as lender	Exhibit 4.1 to Form 8-K for October 31, 2025 (SEC File No. 1-8858)

10.1 (3)	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.2 (3)	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.3 (3)	Amended and Restated Form of Severance Agreement (Three-Year Term).	Exhibit 10.1 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.4 (3)	Amended and Restated Form of Severance Agreement (Two-Year Term).	Exhibit 10.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.5 (3)	Amended and Restated Form of Severance Agreement (Two-Year Term; Non Pension).	Exhibit 10.3 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.6 (3)	Severance Agreement dated March 23, 2020, between the Company and Daniel J. Hurstak.	Exhibit 10.1 to Form 8-K dated March 19, 2020 (SEC File No. 1-8858)

10.7 (3)	Severance Agreement dated July 29, 2020, between the Company and Robert B. Hevert.	Exhibit 10.1 to Form 8-K dated July 29, 2020 (SEC File No. 1-8858)

10.8 (3)	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2016.	Exhibit 10.1 to Form 10-Q for March 31, 2017 (SEC File No. 1-8858)

10.9 (3)	Amended and Restated Supplemental Executive Retirement Plan.	Exhibit 10.5 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.10 (3)	Unitil Corporation Deferred Compensation Plan.	Exhibit 10.6 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.11 (3)	Unitil Corporation Management Incentive Plan (amended and restated as of June 5, 2013).	Exhibit 10.2 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)

10.12 (3)	Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Appendix 1 to the Proxy Statement filed on Schedule 14A dated March 13, 2012 (SEC File No. 1-8858)

10.13 (3)	Unitil Corporation Third Amended and Restated 2003 Stock Plan.	Exhibit 10.1 to Form 10-Q for March 31, 2024 (SEC File No. 1-8858)

10.14 (3)	Form of Restricted Stock Unit Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Exhibit 4.7 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.15 (3)	Form of Restricted Stock Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Exhibit 4.8 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.16 (3)	Unitil Corporation Tax Deferred Savings and Investment Plan, as amended and restated effective as of January 1, 2021.	Exhibit 10.15 to Form 10-K for 2021 (SEC File No. 1-8858)

10.17 (3)	Unitil Corporation Tax Deferred Savings and Investment Plan Trust Agreement.	Exhibit 4.2 to Form S-8 Registration Statement No. 333-234391 dated October 31, 2019

10.18 (3)	Unitil Corporation Incentive Plan (amended and restated as of January 26, 2015).	Exhibit 10.1 to Form 10-Q for March 31, 2015 (SEC File No. 1-8858)

10.19 (3)	Employment Agreement between Unitil Corporation and Thomas P. Meissner, Jr.	Exhibit 10.1 to Form 8-K for May 1, 2024 (SEC File No. 1-8858)

10.20 (3)	Unitil Corporation - Compensation of Directors effective as of January 1, 2025	Exhibit 10.23 to Form 10-K for 2024 (SEC File No. 1-8858)

10.21

Underwriting Agreement dated August 4, 2021 among Unitil Corporation, on the one hand, and RBC Capital Markets, LLC and BofA Securities, Inc., on the other hand, for themselves and as representatives of the several underwriters named therein.

Exhibit 1.1 to Form 8-K dated August 3, 2021 (File No. 1-8858)

10.22 (3)	Form of Restricted Stock Agreement (Time Vesting)	Exhibit 10.1 to Form 8-K dated January 24, 2023 (SEC File No. 1-8858)

10.23 (3)	Form of Restricted Stock Agreement (Performance Vesting)	Exhibit 10.2 to Form 8-K dated January 24, 2023 (SEC File No. 1-8858)

10.24 (5)	Transition Services Agreement dated January 31, 2025 between Bangor Natural Gas Company and Hearthstone Holdings, Inc. (d/b/a Hope Utilities, Inc.), acknowledged by Unitil Corporation	Exhibit 10.2 to Form 8-K dated January 29, 2025 (SEC File No. 1-8858)

10.25	Guaranty between Unitil Corporation and Avangrid Networks, Inc., dated March 31. 2025	Exhibit 10.3 to Form 10-Q for March 31, 2025 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference (1)

10.26 (6)	Debt Commitment Letter between Unitil Corporation and The Bank of Nova Scotia, dated March 31, 2025	Exhibit 10.4 to Form 10-Q for March 31, 2015 (SEC File No. 1-8858)

10.27

Distribution Agreement, dated June 3, 2025, by and among Unitil Corporation, Janney Montgomery Scott LLC and Scotia Capital (USA) Inc. (each as agent and/or forward seller) and Janney Montgomery Scott LLC and The Bank of Nova Scotia (each as forward purchaser).

Exhibit 10.1 to Form 8-K for June 3, 2025 (SEC File No. 1-8858)

10.28	Underwriting Agreement, August 14, 2025, by and among Unitil Corporation and Wells Fargo Securities, LLC, Scotia Capital (USA) Inc. and Janney Montgomery Scott LLC.	Exhibit 1.1 to Form 8-K for August 14, 2025 (SEC File No. 1-8858)

10.29 (5)	Transition Services Agreement dated October 31, 2025 between Maine Natural Gas Company and Avangrid Service Company, as consented to and acknowledged by Unitil Corporation	Exhibit 10.2 to Form 8-K for October 31, 2025 (SEC File No. 1-8858)

19.1	Unitil Corporation Corporate Governance Guidelines and Policies of the Board of Directors (includes the Registrant’s insider trading policies and procedures)	Exhibit 19.1 to Form 10-K for 2023 (SEC File No. 1-8858)

19.2	Unitil Corporation Insider Trading Policy	Exhibit 19.2 to Form 10-K for 2024 (SEC File No. 1-8858)

21.1	Statement Re: Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1

Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith

97.1	Executive Compensation Recovery Policy	Exhibit 97.1 to Form 10-K for 2023 (SEC File No. 1-8858)

99.1	Unitil Corporation Press Release Dated February 9, 2026 Announcing Earnings For the Year Ended December 31, 2025.	Furnished herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

Exhibit Number	Description of Exhibit	Reference (1)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

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

(6) In accordance with Item 601(a)(5) of Regulation S-K, this exhibit omits certain of its schedules and exhibits. These schedules and exhibits consist of Annex I to Exhibit B (Interest), which describes the interest rates applicable to the loan facility. The Registrant acknowledges that it must provide a copy of any omitted schedules or exhibits to the Securities and Exchange Commission or its staff upon request.

(7) Certain schedules and exhibits to the Purchase and Sale Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. These schedules and exhibits consist of (i) the Seller Disclosure Schedule (as such term is defined in the Purchase and Sale Agreement) and (ii) the Operating Agreement (as such term is defined in the Purchase and Sale Agreement). Unitil Corporation hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission or its staff.

(8) Certain information has been excluded from this exhibit pursuant to Item 601(b)(2)(ii) of Regulation S-K.

(9) Certain schedules and exhibits to the Stock Purchase Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. These schedules and exhibits consist of (i) the Disclosure Schedules (as such term is defined in the Stock Purchase Agreement), (ii) the Transition Services Agreement (as such term is defined in the Stock Purchase Agreement), (iii) the Allocation Schedule (as such term is defined in the Stock Purchase Agreement), and (iv) the Target Working Capital (as such term is defined in the Stock Purchase Agreement). Unitil Corporation hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission or its staff.

(P) Paper exhibit.

(P)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION

Date February 9, 2026	By	/S/ THOMAS P. MEISSNER, JR.
Thomas P. Meissner, Jr.
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ THOMAS P. MEISSNER, JR.	Principal Executive Officer; Director	February 9, 2026
Thomas P. Meissner, Jr.

/S/ DANIEL J. HURSTAK Daniel J. Hurstak	Principal Financial Officer	February 9, 2026

/S/ TODD R. DIGGINS Todd R. Diggins	Principal Accounting Officer	February 9, 2026

/S/ ANNE L. ALONZO Anne L. Alonzo	Director	February 9, 2026

/S/ NEVEEN F. AWAD Neveen F. Awad	Director	February 9, 2026

/S/ WINFIELD S. BROWN Winfield S. Brown	Director	February 9, 2026

/S/ MARK H. COLLIN Mark H. Collin	Director	February 9, 2026

/S/ SUZANNE FOSTER Suzanne Foster	Director	February 9, 2026

/S/ MICHAEL B. GREEN Michael B. Green	Director	February 9, 2026

/S/ KATHERINE KOUNTZE Katherine Kountze	Director	February 9, 2026

/S/ JANE LEWIS-RAYMOND Jane Lewis-Raymond	Director	February 9, 2026

/S/ JUSTINE VOGEL	Director	February 9, 2026
Justine Vogel

/S/ DAVID A. WHITELEY	Director	February 9, 2026
David A. Whiteley