Form 10-Q
period 2026-06-30
UNITIL CORP
filed 2026-08-03
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common Stock, no par value	18,236,674 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2026

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

These statements include declarations regarding the Company’s beliefs and current expectations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Some, but not all, of the risks and uncertainties include those described in Part II, Item 1A (Risk Factors) and the following:

•
numerous hazards and operating risks relating to the Company’s electric, natural gas and water distribution activities, which could result in accidents and other operating risks and costs;
•
fluctuations in the supply of, demand for, and the prices of, electric and natural gas energy commodities and transmission and transportation capacity and the Company’s ability to recover energy supply costs in its rates;
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
•
the Company's ability to consummate acquisitions or other strategic transactions, to successfully integrate any acquired assets or business, or derive value from strategic transactions and investment, including but not limited to the completed acquisitions of Bangor Natural Gas Company, Maine Natural Gas Corporation, Aquarion Water Company of New Hampshire, Inc. and Abenaki Water Co., Inc.;
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
•
long-term global climate change, which could adversely affect customer demand or cause extreme weather events that could disrupt the Company’s electric, natural gas and water distribution services;
•
macroeconomic events, including the imposition of tariffs;
•
employee workforce factors, including the ability to attract and retain key personnel;
•
the Company’s ability to retain its existing customers and attract new customers;
•
the water the Company supplies is subject to environmental, water quality and health and safety laws and regulations, including contaminants of emerging concern, compliance with which could impact the Company's operating costs and capital expenditures, and violations of which could subject the Company to costs, damage to the Company reputation or regulatory action, and contamination events may lead to service limitations, reduced usage or litigation;
•
limitations or restrictions on water supplies may adversely affect the Company's access to sources of water, ability to supply water to customers and, together with climate variability, severe weather, natural disasters and seasonality, may cause service disruptions, reduced demand or increased costs;
•
contamination of water supplies or our water service provided to our customers could result in service limitations and interruptions and exposure to substances not typically found in potable water supplies, and could subject the Company to reductions in usage and other responsive obligations, government enforcement actions, damage to the Company reputation and private litigation;
•
any failure of the Company's network of water and wastewater pipes, water mains and water reservoirs could result in losses and damages that may affect the Company's financial condition and reputation;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

See the information beginning on page 16 of this Quarterly Report on Form 10-Q.

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

Unitil’s principal business is the local distribution of electricity, natural gas and water throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of five wholly owned energy distribution utilities and two wholly owned water distribution utilities:

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
v)
Maine Natural Gas Corporation (Maine Natural), which provides gas service in southern and central Maine, including the greater Portland region, as well as the capital city of Augusta;
vi)
Aquarion Water Company of New Hampshire, Inc. (AWC-NH), which provides water service in southeastern New Hampshire; and
vii)
Abenaki Water Co., Inc. (Abenaki), which provides water service in central and northern New Hampshire.

Unitil Energy, Fitchburg, Northern Utilities, Bangor and Maine Natural are collectively referred to as the “energy distribution utilities.” Together, the energy distribution utilities serve approximately 110,100 electric customers and 105,000 gas customers.

AWC-NH and Abenaki are collectively referred to as the "water distribution utilities". Together, the water distribution utilities serve approximately 10,700 water customers.

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

At June 30, 2026, Unitil had an investment in Net Utility Plant of $1.9 billion. Earnings from Unitil’s utility operations are derived primarily from the return on investment in the utility assets of the five energy distribution utilities, the two water distribution utilities and Granite State.

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

REGULATION

Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its energy distribution subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 regarding certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities also are regulated by the FERC. Unitil’s energy distribution utilities are subject to regulation by the applicable state public utility commissions with regard to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the New Hampshire Public Utilities Commission (NHPUC); Fitchburg is subject to regulation by the Massachusetts Department of Public Utilities (MDPU); Northern Utilities is regulated by the NHPUC and the Maine Public Utilities Commission (MPUC); Bangor is subject to regulation by the MPUC; and Maine Natural is subject to regulation by the MPUC. Unitil's water distribution utilities are subject to regulation by the NHPUC with regard to their rates, issuance of securities and other accounting and operational matters. Granite State, Unitil’s interstate gas transmission pipeline, is subject to regulation by FERC regarding its rates and operations. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.

Primarily all of Unitil's distribution subsidiaries deliver electricity, natural gas and/or water to all customers at rates established under cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities are provided the opportunity to recover the cost of providing distribution service to their customers based on a test year, and to earn a reasonable return on their capital investment in utility assets. In addition, the Company’s distribution utilities and its natural gas transmission pipeline company may recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments and cost tracking rate mechanisms. Bangor and Maine Natural’s Augusta Service Area deliver natural gas to their customers at rates established under alternative rate plans, which provide multi-year rate changes designed to approximate market-based rates.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2026 and June 30, 2025 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

The Company's earnings discussion includes Adjusted Net Income, a non-GAAP financial measure referencing the Company’s 2026 and 2025 GAAP Net Income adjusted for certain transaction costs related to the Company's acquisitions of Bangor Natural Gas Company (purchase completed as of January 31, 2025), Maine Natural Gas Corporation (purchase completed as of October 31, 2025), Aquarion Water Company of New Hampshire, Inc., and Abenaki Water Co., Inc. (the Aquarion Companies) (purchase completed as of June 30, 2026). The Company's management believes that the transaction costs related to the acquisitions of Bangor, Maine Natural and the Aquarion Companies, which are included in Operation and Maintenance expense on the Consolidated Statements of Earnings, are not indicative of the Company's ongoing costs and not directly related to the ongoing operations of the business and therefore are not an indicator of baseline operating performance.

In the following tables the Company has reconciled Adjusted Net Income to GAAP Net Income, which we believe to be the most comparable GAAP financial measure.

(Millions, except per share data)
	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Amount	Per Share	Amount	Per Share
GAAP Net Income	$4.7	$0.26	$4.0	$0.25
Transaction Costs	0.5	0.03	0.7	0.04
Adjusted Net Income	$5.2	$0.29	$4.7	$0.29

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	Per Share	Amount	Per Share
GAAP Net Income	$37.9	$2.11	$31.5	$1.94
Transaction Costs	1.1	0.06	1.6	0.09
Adjusted Net Income	$39.0	$2.17	$33.1	$2.03

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

Three Months Ended June 30, 2026 (millions)
	Electric	Gas	Total
Total Operating Revenue	$61.7	$55.3	$117.0
Less: Cost of Sales	(30.1)	(14.7)	(44.8)
Less: Depreciation and Amortization	(8.6)	(15.6)	(24.2)
GAAP Gross Margin	23.0	25.0	48.0
Depreciation and Amortization	8.6	15.6	24.2
Adjusted Gross Margin	$31.6	$40.6	$72.2

Three Months Ended June 30, 2025 (millions)
	Electric	Gas	Total
Total Operating Revenue	$51.0	$51.6	$102.6
Less: Cost of Sales	(25.2)	(14.4)	(39.6)
Less: Depreciation and Amortization	(7.8)	(14.0)	(21.8)
GAAP Gross Margin	18.0	23.2	41.2
Depreciation and Amortization	7.8	14.0	21.8
Adjusted Gross Margin	$25.8	$37.2	$63.0

Six Months Ended June 30, 2026 (millions)
	Electric	Gas	Total
Total Operating Revenue	$127.2	$206.7	$333.9
Less: Cost of Sales	(66.0)	(84.0)	(150.0)
Less: Depreciation and Amortization	(16.9)	(30.6)	(47.5)
GAAP Gross Margin	44.3	92.1	136.4
Depreciation and Amortization	16.9	30.6	47.5
Adjusted Gross Margin	$61.2	$122.7	$183.9

Six Months Ended June 30, 2025 (millions)
	Electric	Gas	Total
Total Operating Revenue	$111.2	$162.2	$273.4
Less: Cost of Sales	(57.9)	(54.1)	(112.0)
Less: Depreciation and Amortization	(15.7)	(27.8)	(43.5)
GAAP Gross Margin	37.6	80.3	117.9
Depreciation and Amortization	15.7	27.8	43.5
Adjusted Gross Margin	$53.3	$108.1	$161.4

Electric GAAP Gross Margin was $23.0 million in the three months ended June 30, 2026, an increase of $5.0 million compared to the same period in 2025. Electric GAAP Gross Margin was $44.3 million in the six months ended June 30, 2026, an increase of $6.7 million compared to the same period in 2025. The three-month period increase was driven by higher rates and customer growth of $5.8 million, partially offset by higher depreciation and amortization expense of $0.8 million. The six-month period increase was driven by higher rates of $8.6 million, partially offset by higher depreciation and amortization expense of $1.2 million and a one-time reduction of FERC transmission revenue of $0.7 million (see Note 7 Regulatory Matters: FERC Transmission Formula Rate Proceedings).

Gas GAAP Gross Margin was $25.0 million in the three months ended June 30, 2026, an increase of $1.8 million compared to the same period in 2025. Gas GAAP Gross Margin was $92.1 million in the six months ended June 30, 2026, an increase of $11.8 million compared to the same period in 2025. The increase in the three-month period was driven by higher rates and customer growth of $3.4 million, partially offset by higher depreciation and amortization of $1.6 million. The increase in the six-month period was driven by higher rates and customer growth of $13.2 million, the favorable effects of colder winter weather in 2026 of $1.4 million, partially offset by higher depreciation and amortization of $2.8 million. Included in gas operating revenue, cost of gas sales and depreciation and amortization for the three months ended June 30, 2026 was $4.2 million, $1.5 million and $0.8 million, respectively, related to Maine Natural. Included in gas operating revenue, cost of gas sales and depreciation and amortization for the six months ended June 30, 2026 was $22.5 million, $13.8 million and $1.5 million, respectively, related to Maine Natural.

Earnings Overview

The Company’s Net Income was $4.7 million, or $0.26 in Earnings Per Share (EPS) for the second quarter of 2026, an increase of $0.7 million in Net Income, or $0.01 in EPS, compared to the second quarter of 2025. The Company's Adjusted Net Income (a non-GAAP financial measure), which excluded transaction-related costs in connection with the acquisitions of Bangor, Maine Natural and the Aquarion Companies, was $5.2 million, or $0.29 in EPS for the second quarter of 2026. Adjusted Net Income increased $0.5 million and was unchanged in EPS when compared to the second quarter of 2025.

The Company’s Net Income was $37.9 million, or $2.11 in EPS for the first six months of 2026, an increase of $6.4 million in Net Income, or $0.17 in EPS, compared to the first six months of 2025. The Company's Adjusted Net Income (a non-GAAP financial measure), which excluded transaction-related costs in connection with the acquisitions of Bangor, Maine Natural and the Aquarion Companies, was $39.0 million, or $2.17 in EPS for the first six months of 2026, an increase of $5.9 million, or $0.14 in EPS, compared to the first six months of 2025.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $31.6 million and $61.2 million in the three and six months ended June 30, 2026, respectively, increases of $5.8 million and $7.9 million, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher rates and customer growth of $5.8 million. The increase in the six-month period reflects higher rates of $8.6 million, partially offset by a one-time reduction of FERC transmission revenue of $0.7 million (see Note 7 Regulatory Matters: FERC Transmission Formula Rate Proceedings).

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $40.6 million and $122.7 million in the three and six months ended June 30, 2026, respectively, increases of $3.4 million and $14.6 million, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher rates and customer growth of $3.4 million. The increase in the six-month period was driven by higher rates and customer growth of $13.2 million and the favorable effects of colder winter weather in 2026 of $1.4 million. Included in the Gas Adjusted Gross Margin for the three and six months ended June 30, 2026 was $2.7 million and $8.7 million, respectively, related to Maine Natural.

Operation and Maintenance (O&M) expenses increased $2.5 million and $3.3 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher utility operating costs of $1.6 million, and higher labor and other costs of $1.4 million, partially offset by lower acquisition costs of $0.5 million. The increase in the six-month period reflects higher utility operating costs of $2.6 million, and higher labor and other costs of $1.5 million, partially offset by lower acquisition costs of $0.8 million. Included in O&M expenses for the three and six months ended June 30, 2026 were $1.4 million and $2.7 million, respectively, related to Maine Natural. Excluding O&M expenses for Maine Natural and transaction costs, O&M expenses for legacy operations would have increased by $1.6 million and $1.4 million for the three and six months ended June 30, 2026, respectively.

Depreciation and Amortization expense increased $2.4 million and $4.0 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher levels of utility plant in service, and higher amortization of recoverable storm costs and other deferred costs. The increase in the six-month period reflects higher levels of utility plant in service and higher amortization of recoverable storm costs, partially offset by lower amortization of other deferred costs. Included in Depreciation and Amortization for the three and six months ended June 30, 2026 was $0.8 million and $1.5 million, respectively, related to Maine Natural.

Taxes Other Than Income Taxes increased $2.2 million and $3.4 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. These increases reflect higher local property taxes on higher utility plant in service and higher payroll taxes. Included in Taxes Other Than Income Taxes for the three and six months ended June 30, 2026 were $0.4 million and $0.8 million, respectively, related to Maine Natural.

Interest Expense, Net increased $1.1 million and $2.8 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily reflecting higher levels of short-term borrowings and long-term debt, partially offset by lower interest expense on regulatory liabilities.

Other Expense (Income), Net decreased $0.1 million and $0.2 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily from lower retirement benefit costs.

Provision for Income Taxes increased $0.4 million and $2.8 million in the three and six months ended June 30, 2026, respectively, compared with the same periods in 2025, reflecting higher pre-tax earnings in 2026.

At its January 2026, April 2026 and July 2026 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.475 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.90 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

Electric Revenues, Adjusted Gross Margin and Sales

Electric Operating Revenues and Electric Adjusted Gross Margin (a non-GAAP financial measure) - The following table details Total Electric Operating Revenues and Electric Adjusted Gross Margin for the three and six months ended June 30, 2026 and 2025:

Electric Operating Revenues and Electric Adjusted Gross Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Electric Operating Revenue:
Residential	$32.0	$26.9	$5.1	19.0%	$70.3	$62.2	$8.1	13.0%
Commercial / Industrial	29.7	24.1	5.6	23.2%	56.9	49.0	7.9	16.1%
Total Electric Operating Revenue	61.7	51.0	10.7	21.0%	127.2	111.2	16.0	14.4%
Cost of Electric Sales	30.1	25.2	4.9	19.4%	66.0	57.9	8.1	14.0%
Electric Adjusted Gross Margin	$31.6	$25.8	$5.8	22.5%	$61.2	$53.3	$7.9	14.8%

Total Electric Operating Revenue increased $10.7 million, or 21.0%, and $16.0 million, or 14.4%, in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher electric distribution rates and higher costs of electric sales, which are tracked and reconciled to costs that are passed through directly to customers. The increase in the six-month period reflects higher electric distribution rates, and higher costs of electric sales, which are tracked and reconciled to costs that are passed through directly to customers, partially offset by a one-time reduction of FERC transmission revenue.

Electric GAAP Gross Margin is discussed above in the section entitled “Use of GAAP and Non-GAAP Financial Measures”.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $31.6 million and $61.2 million for the three and six months ended June 30, 2026, respectively, increases of $5.8 million and $7.9 million, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher rates and customer growth of $5.8 million. The increase in the six-month period reflects higher rates of $8.6 million, partially offset by a one-time reduction of FERC transmission revenue of $0.7 million (see Note 7 Regulatory Matters: FERC Transmission Formula Rate Proceedings).

Kilowatt-hour Sales - Unitil’s total electric kWh sales increased 0.3% and decreased 1.6% in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. Sales to Residential customers increased 3.1% in the three months ended June 30, 2026, compared to the same period in 2025, reflecting customer growth. Sales to Commercial and Industrial (C&I) customers decreased 1.5% in the three months ended June 30, 2026, compared to the same period in 2025, reflecting the loss of a large industrial customer in the Fitchburg service area in 2025, partially offset by customer growth. Sales to Residential customers increased 2.5% in the six months ended June 30, 2026, compared to the same period in 2025, reflecting colder winter weather for heating purposes in 2026, and customer growth. Sales to C&I customers decreased 4.8% in the six months ended June 30, 2026, compared to the same period in 2025, reflecting the loss of a large industrial customer in the Fitchburg service area in 2025, partially offset by customer growth. As of June 30, 2026, the number of electric customers increased by approximately 510 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales. Substantially all of the Company’s electric kWh sales volumes are decoupled.

The following table details total kWh sales for the three and six months ended June 30, 2026 and 2025 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Residential	143.2	138.9	4.3	3.1%	347.2	338.7	8.5	2.5%
Commercial / Industrial	204.5	207.7	(3.2)	(1.5)%	424.9	446.1	(21.2)	(4.8)%
Total	347.7	346.6	1.1	0.3%	772.1	784.8	(12.7)	(1.6)%

Gas Revenues, Adjusted Gross Margin and Sales

Gas Operating Revenues and Adjusted Gross Margin (a non-GAAP financial measure) - The following table details Total Gas Operating Revenues and Gas Adjusted Gross Margin for the three and six months ended June 30, 2026 and 2025:

Gas Operating Revenues and Gas Adjusted Gross Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Gas Operating Revenue:
Residential	$21.9	$21.3	$0.6	2.8%	$85.9	$70.2	$15.7	22.4%
Commercial / Industrial	33.4	30.3	3.1	10.2%	120.8	92.0	28.8	31.3%
Total Gas Operating Revenue	55.3	51.6	3.7	7.2%	206.7	162.2	44.5	27.4%
Cost of Gas Sales	14.7	14.4	0.3	2.1%	84.0	54.1	29.9	55.3%
Gas Adjusted Gross Margin	$40.6	$37.2	$3.4	9.1%	$122.7	$108.1	$14.6	13.5%

Total Gas Operating Revenue increased $3.7 million, or 7.2%, and increased $44.5 million, or 27.4%, in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period includes $4.2 million of gas operating revenue for Maine Natural, higher rates and customer growth, partially offset by lower costs of gas sales for legacy gas operations, which are tracked and reconciled costs that are passed through directly to customers. The increase in the six-month period includes $22.5 million of gas operating revenue for Maine Natural, higher rates and customer growth, the favorable impact of colder winter weather in 2026 and higher costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers.

Gas GAAP Gross Margin is discussed above in the section entitled “Use of GAAP and Non-GAAP Financial Measures”.

Gas Adjusted Gross Margin increased $3.4 million, or 9.1%, and increased $14.6 million, or 13.5%, in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period includes $2.7 million of gas adjusted gross margin for Maine Natural, higher rates and customer growth. The increase in the six-month period includes $8.7 million of gas adjusted gross margin for Maine Natural, higher rates and customer growth, the favorable impact of colder winter weather in 2026 and higher costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers.

Therm Sales - Unitil’s total gas therm sales increased 8.8% and 12.0% in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. In the second quarter of 2026, sales to Residential and C&I customers increased 9.6% and 8.7%, respectively, compared to the same period in 2025, reflecting customer growth and colder spring weather in 2026. In the first six months of 2026, sales to Residential and C&I customers increased 13.4% and 11.6%, respectively, compared to the same period in 2025, reflecting colder winter weather in 2026 and customer growth. Included in the total gas therm sales increases were 4.2 million therms and 14.8 million therms for the three and six months ended June 30, 2026, respectively, related to Maine Natural. Based on weather data collected in the Company’s gas service areas, on average there were 2.3% higher effective degree days in the first six months of 2026 compared to the same period in 2025. As of June 30, 2026, the number of gas customers increased by approximately 6,600 over the previous year. Included in this increase was 6,400 customers related to Maine Natural. Sales margins derived from decoupled unit sales (currently representing approximately 38% of total annual therm sales volume) are not sensitive to changes in gas therm sales, although those sales margins are sensitive to changes in the number of customers served.

The following table details total therm sales for the three and six months ended June 30, 2026 and 2025 by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Residential	11.4	10.4	1.0	9.6%	43.9	38.7	5.2	13.4%
Commercial / Industrial	48.9	45.0	3.9	8.7%	144.9	129.8	15.1	11.6%
Total	60.3	55.4	4.9	8.8%	188.8	168.5	20.3	12.0%

The Company transported 5.7 million therms and 68.6 million therms in the three and six months ended June 30, 2026, respectively, to two electric generation facilities in Maine. As these facilities were charged fixed fees and utilized third-party energy suppliers for natural gas, the therms were not included in the above table.

Operating Expenses

Cost of Electric Sales - Cost of Electric Sales includes the cost of electric supply and spending on energy efficiency programs. Cost of Electric Sales increased $4.9 million, or 19.4%, and $8.1 million, or 14.0%, in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher wholesale electricity prices. The increase in the six-month period reflects higher wholesale electricity prices and energy efficiency spending, and an increase in the amount of electricity purchased by customers directly from third-party suppliers. Because the Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Cost of Gas Sales - Cost of Gas Sales includes the cost to supply the Company’s total gas requirements and spending on energy efficiency programs. Cost of Gas Sales increased $0.3 million, or 2.1%, and $29.9 million, or 55.3%, in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher gas therm sales, including $1.5 million at Maine Natural, partially offset by lower wholesale gas commodity prices. The increase in the six-month period reflects higher wholesale gas commodity prices and higher gas therm sales, including $13.8 million at Maine Natural. Because the Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expenses increased $2.5 million, or 11.7%, and $3.3 million, or 7.5%, in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher utility operating costs of $1.6 million, and higher labor and other costs of $1.4 million, partially offset by lower acquisition costs of $0.5 million. The increase in the six-month period reflects higher utility operating costs of $2.6 million, and higher labor and other costs of $1.5 million, partially offset by lower acquisition costs of $0.8 million. Included in O&M expenses for the three and six months ended June 30, 2026 were $1.4 million and $2.7 million, respectively, related to Maine Natural. Excluding O&M expenses for Maine Natural and transaction costs, O&M expenses for legacy operations would have increased by $1.6 million, or 7.5%, and $1.4 million, or 3.2%, for the three and six months ended June 30, 2026, respectively.

Depreciation and Amortization - Depreciation and Amortization expense increased $2.4 million, or 11.0%, and $4.0 million, or 9.2%, in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher levels of utility plant in service, and higher amortization of recoverable storm costs and other deferred costs. The increase in the six-month period reflects higher levels of utility plant in service and higher amortization of recoverable storm costs, partially offset by lower amortization of other deferred costs. Included in Depreciation and Amortization for the three and six months ended June 30, 2026 was $0.8 million and $1.5 million, respectively, related to Maine Natural.

Taxes Other Than Income Taxes - Taxes Other Than Income Taxes increased $2.2 million, or 33.3%, and $3.4 million, or 23.4%, in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. These increases reflect higher local property taxes on higher utility plant in service and higher payroll taxes. Included in Taxes Other Than Income Taxes for the three and six months ended June 30, 2026 were $0.4 million and $0.8 million, respectively, related to Maine Natural.

Other Expense (Income), Net - Other Expense (Income), Net decreased $0.1 million and $0.2 million in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily from lower retirement benefit costs.

Provision for Income Taxes - Federal and State Income Taxes increased $0.4 million and $2.8 million in the three and six months ended June 30, 2026, respectively, compared with the same periods in 2025, reflecting higher pre-tax earnings in 2026.

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

Unitil’s utility subsidiaries operate several reconciling rate mechanisms to recover specifically identified costs on a pass-through basis. These reconciling rate mechanisms track costs and revenue on a monthly basis. In any given month, this tracking and reconciling process will produce either an under-collected or an over-collected position. In accordance with the energy and water distribution utilities’ rate tariffs, interest is accrued on these balances and will produce either interest income or interest expense. Consistent with regulatory precedent, interest income is recorded on an under-collection of costs which creates a regulatory asset to be recovered in future periods when rates are reset. Interest expense is recorded on an over-collection of costs, which creates a regulatory liability to be refunded in future periods when rates are reset.

	Three Months Ended June 30,			Six Months Ended June 30,
Interest Expense, Net (millions)	2026	2025	Change	2026	2025	Change
Interest Expense
Long-term Debt	$8.9	$8.1	$0.8	$17.4	$16.2	$1.2
Short-term Debt	2.6	2.0	0.6	5.8	4.1	1.7
Regulatory Liabilities	0.3	0.6	(0.3)	0.9	1.1	(0.2)
Subtotal Interest Expense	11.8	10.7	1.1	24.1	21.4	2.7
Interest (Income)
Regulatory Assets	(0.6)	(0.7)	0.1	(1.4)	(1.6)	0.2
AFUDC(1) and Other	(0.8)	(0.7)	(0.1)	(1.5)	(1.4)	(0.1)
Subtotal Interest (Income)	(1.4)	(1.4)	—	(2.9)	(3.0)	0.1
Total Interest Expense, Net	$10.4	$9.3	$1.1	$21.2	$18.4	$2.8

(1)
AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net increased $1.1 million, or 11.8%, and $2.8 million, or 15.2%, in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily reflecting higher levels of short-term borrowings and long-term debt, partially offset by lower interest expense on regulatory liabilities.

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

On June 3, 2025, the Company entered into an at-the-market equity offering program (the ATM program) with sales agents under which the Company may, from time to time, offer and sell shares of Unitil's common stock having an aggregate offering price of up to $50 million. Sales of common stock under the ATM program, if any, are made pursuant to a shelf registration statement on Form S-3 (File No. 333-287753) and a related prospectus supplement filed with the Securities and Exchange Commission. As of June 30, 2026, the Company had sold an aggregate of 239,662 shares under the ATM program for net proceeds of $12.3 million. As of June 30, 2026, approximately $37.5 million remains available for future sales under the program. There were 212,042 shares sold under the ATM program for net proceeds of $10.8 million during the six months ended June 30, 2026.

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). As of June 30, 2026, June 30, 2025 and December 31, 2025, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

On September 29, 2022, the Company entered into a Third Amended and Restated Credit Agreement with a syndicate of lenders (collectively, the Credit Facility), which amended and restated the prior facility in full, and on January 29, 2025, the Company executed an amendment that increased the borrowing limit from $200 million to $275 million and extended the maturity date from September 29, 2027 to September 29, 2028. Unitil may borrow under the Credit Facility through September 29, 2028, with the option for two additional one‑year extensions under certain conditions. The Credit Facility provides for a $275 million borrowing limit, including a $25 million sublimit for standby letters of credit, and permits Unitil to increase the borrowing limit by up to an additional $75 million under certain circumstances. Borrowings under the Credit Facility may bear interest at various rate options, including a daily fluctuating rate equal to the forward‑looking one‑month SOFR term rate (as administered by the Federal Reserve Bank of New York), plus 0.1000%, plus a margin ranging from 1.125% to 1.375% based on Unitil’s credit rating.

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $174.5 million for the six months ended June 30, 2026. Total gross repayments were $238.0 million for the six months ended June 30, 2026. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30, 2026, June 30, 2025 and December 31, 2025:

	June 30,		December 31,
Revolving Credit Facility (millions)	2026	2025	2025
Limit	$275.0	$275.0	$275.0
Short-Term Borrowings Outstanding	106.2	171.4	169.7
Available	$168.8	$103.6	$105.3

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2026, June 30, 2025 and December 31, 2025, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

On April 30, 2026, Fitchburg issued $23.0 million of Notes due 2036 at 5.62% and $17.0 million of Notes due 2041 at 5.87%. Fitchburg used the net proceeds to refinance existing debt and for general corporate purposes. Approximately $0.3 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt on the Consolidated Balance Sheet in the second quarter of 2026.

On July 8, 2025, Bangor issued $14.0 million of Notes due 2030 at 5.70% and $18.0 million of Notes due 2035 at 6.31%. Bangor used the net proceeds to refinance existing debt and for general corporate purposes. Approximately $0.2 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt on the Consolidated Balance Sheet in 2025.

On June 30, 2026, the Company entered into an Amended and Restated senior unsecured delayed-draw term loan facility with the Bank of Nova Scotia, which amended and restated the previous facility entered into on October 31, 2025. Tranche A in the agreement equals the aggregate commitment of $86.0 million used to fund the acquisition of Maine Natural on October 31, 2025 and has a maturity date of October 31, 2026. As of June 30, 2026, the Company’s Tranche A borrowings outstanding were $86.0 million. Tranche B in the agreement equals the aggregate commitment of $50.0 million used to fund the acquisition of the Aquarion Water companies on June 30, 2026 and has a maturity date of June 30, 2027. As of June 30, 2026, the Company’s Tranche B borrowings outstanding were $42.6 million. The facility provides that the Company has an option for determining whether interest on loans under the facility will bear interest based on a Base Rate plus an applicable margin of 0.25% or based on a one-month Term SOFR plus a SOFR adjustment of 0.10% plus an applicable margin of 1.25%. The Base Rate is equal to the highest of the (a) Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by The Bank of Nova Scotia as its "prime rate", or (c) one-month Term SOFR plus a SOFR adjustment of 0.10% plus 1.00%.

Unitil and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State currently are rated “BBB+”, and Bangor and Maine Natural are rated “BBB” by Standard & Poor’s Ratings Services. Unitil and Granite State currently are rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody's Investors Services.

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

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the energy distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2026, there were $50.3 million of guarantees outstanding.

Northern Utilities and Bangor enter into asset management agreements under which Northern Utilities and Bangor release certain gas pipeline and storage assets, sell to an asset manager and subsequently repurchase the gas over the course of the gas heating season at the same price at which they sold the gas to the asset manager. There was $8.3 million of natural gas storage inventory and corresponding obligations at June 30, 2026 related to these asset management agreements.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Abenaki. As of June 30, 2026, the total principal amount outstanding for the Abenaki notes was $2.7 million.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil’s subsidiaries conduct a portion of their operations in leased facilities, and lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. As of June 30, 2026, there were $50.3 million of guarantees on certain energy and natural gas storage management contracts entered into by the energy distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

Critical Accounting Policies AND ESTIMATES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company sometimes is required to make difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgments, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of June 30, 2026, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2025. See Part II, Item 7.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2025 Annual Report on Form 10-K for additional information.

EMPLOYEES

As of June 30, 2026, the Company and its subsidiaries had 614 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

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

As of June 30, 2026, 200 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of June 30, 2026:

	Employees Covered	CBA Expiration
Unitil Energy	41	5/31/2028
Fitchburg	47	5/31/2027
Northern Utilities NH Division	36	5/31/2030
Northern Utilities ME Division	39	3/31/2027
Bangor	12	5/31/2031
Maine Natural	8	3/31/2027
Granite State	5	3/31/2027
AWC-NH	7	12/31/2026
Unitil Service	5	5/31/2028

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes or bonds bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the six months ended June 30, 2026 and June 30, 2025 were 4.9% and 5.6%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2025 was 5.4%.

COMMODITY PRICE RISK

Although Unitil’s five energy distribution utilities are subject to commodity price variations as part of their traditional operations, the current regulatory framework within which these companies operate allows for full collection of electric power and natural gas supply costs in rates on a pass-through basis. Consequently, there is limited commodity price risk after consideration of the related rate-making. The Company has divested its long-term power supply contracts and therefore, further reduced its exposure to commodity risk.

Regulatory Matters

Please refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Regulatory Matters.

ENVIRONMENTAL MATTERS

Please refer to Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Environmental Matters.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues
Electric	$61.7	$51.0	$127.2	$111.2
Gas	55.3	51.6	206.7	162.2
Total Operating Revenues	117.0	102.6	333.9	273.4
Operating Expenses
Cost of Electric Sales	30.1	25.2	66.0	57.9
Cost of Gas Sales	14.7	14.4	84.0	54.1
Operation and Maintenance	23.8	21.3	47.2	43.9
Depreciation and Amortization	24.2	21.8	47.5	43.5
Taxes Other Than Income Taxes	8.8	6.6	17.9	14.5
Total Operating Expenses	101.6	89.3	262.6	213.9
Operating Income	15.4	13.3	71.3	59.5
Interest Expense, Net	10.4	9.3	21.2	18.4
Other Expense (Income), Net	(0.8)	(0.7)	(0.8)	(0.6)
Income Before Income Taxes	5.8	4.7	50.9	41.7
Provision for Income Taxes	1.1	0.7	13.0	10.2
Net Income Applicable to Common Shares	$4.7	$4.0	$37.9	$31.5
Earnings Per Common Share – Basic and Diluted	$0.26	$0.25	$2.11	$1.94
Weighted Average Common Shares Outstanding – Basic and Diluted	17.9	16.2	17.9	16.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	June 30,		December 31,
	2026	2025	2025
ASSETS:
Current Assets:
Cash and Cash Equivalents	$9.2	$8.5	$15.6
Accounts Receivable, Net	75.1	66.0	98.6
Accrued Revenue	69.5	56.8	87.0
Exchange Gas Receivable	8.6	9.1	9.8
Gas Inventory	0.9	0.7	1.3
Materials and Supplies	16.3	15.9	15.4
Prepayments and Other	18.9	13.1	12.4
Total Current Assets	198.5	170.1	240.1
Utility Plant:
Electric	763.9	728.2	752.2
Gas	1,450.6	1,285.3	1,413.0
Water	58.8	—	—
Common	75.8	72.3	75.3
Construction Work in Progress	123.3	89.5	101.7
Utility Plant	2,472.4	2,175.3	2,342.2
Less: Accumulated Depreciation	567.6	530.9	543.7
Net Utility Plant	1,904.8	1,644.4	1,798.5
Other Noncurrent Assets:
Regulatory Assets	39.1	46.6	38.8
Operating Lease Right of Use Assets	6.4	5.7	7.0
Goodwill	6.8	1.6	4.3
Derivative Asset	21.9	—	14.9
Other Assets	43.4	24.3	30.6
Total Other Noncurrent Assets	117.6	78.2	95.6
TOTAL ASSETS	$2,220.9	$1,892.7	$2,134.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	June 30,		December 31,
	2026	2025	2025
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$43.5	$41.1	$62.9
Short-Term Debt	234.8	171.4	255.7
Long-Term Debt, Current Portion	40.8	4.9	37.9
Regulatory Liabilities	25.5	21.0	16.7
Energy Supply Obligations	10.6	11.1	11.6
Interest Payable	9.5	8.6	9.4
Environmental Obligations	0.8	0.7	0.8
Operating Lease Obligations	2.1	1.7	2.1
Taxes Payable	10.3	6.0	0.6
Other Current Liabilities	26.6	27.0	28.1
Total Current Liabilities	404.5	293.5	425.8
Noncurrent Liabilities:
Deferred Income Taxes, net	197.3	187.2	196.7
Cost of Removal Obligations	160.6	147.4	153.0
Regulatory Liabilities	74.0	52.5	64.1
Retirement Benefit Obligations	33.8	26.3	32.9
Environmental Obligations	7.5	7.1	7.3
Operating Lease Obligations	4.3	4.0	4.9
Other Noncurrent Liabilities	14.8	6.1	7.3
Total Noncurrent Liabilities	492.3	430.6	466.2
Capitalization:
Long-Term Debt, Less Current Portion	680.4	635.8	632.6
Stockholders’ Equity:
Common Equity (No par value, Authorized 25,000,000 shares; Outstanding 18,225,964, 16,291,395 and 17,919,191 Shares)	431.5	344.6	418.2
Retained Earnings	212.0	188.0	191.2
Total Common Stock Equity	643.5	532.6	609.4
Preferred Stock	0.2	0.2	0.2
Total Stockholders’ Equity	643.7	532.8	609.6
Total Capitalization	1,324.1	1,168.6	1,242.2
Commitments and Contingencies (Notes 7 & 8)
TOTAL LIABILITIES AND CAPITALIZATION	$2,220.9	$1,892.7	$2,134.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions) (UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Operating Activities:
Net Income	$37.9	$31.5
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	47.5	43.5
Deferred Tax Provision	(1.0)	(0.5)
Changes in Working Capital Items:
Accounts Receivable	24.0	12.8
Accrued Revenue	17.9	25.3
Regulatory Liabilities	7.4	3.8
Exchange Gas Receivable	1.2	(2.7)
Accounts Payable	(20.1)	(13.7)
Other Changes in Working Capital Items	5.8	(3.5)
Deferred Regulatory and Other Charges	(12.4)	(8.6)
Other, net	(2.4)	6.4
Cash Provided by Operating Activities	105.8	94.3
Investing Activities:
Property, Plant and Equipment Additions	(76.0)	(72.8)
Acquisition of Businesses, Net of Cash Acquired	(42.6)	(71.4)
Cash Used in Investing Activities	(118.6)	(144.2)
Financing Activities:
(Repayment of) Proceeds from Short-Term Debt, net	(20.9)	65.6
Issuance of Long-Term Debt	40.0	—
Repayment of Long-Term Debt	(2.8)	(2.8)
Long-Term Debt Issuance costs	(0.3)	—
Net (Decrease) Increase in Exchange Gas Financing	(1.0)	2.0
Decrease in Capital Lease Obligations	(0.1)	(0.1)
Dividends Paid	(17.1)	(14.6)
Proceeds from Issuance of Common Stock	11.3	2.0
Construction Advances	(2.7)	—
Cash Provided by Financing Activities	6.4	52.1
Net (Decrease) Increase in Cash and Cash Equivalents	(6.4)	2.2
Cash and Cash Equivalents at Beginning of Period	15.6	6.3
Cash and Cash Equivalents at End of Period	$9.2	$8.5
Supplemental Cash Flow Information:
Interest Paid	$22.5	$19.8
Income Taxes Paid	$3.7	$3.0
Payments on Capital Leases	$0.1	$0.1
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$12.1	$10.5
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$—	$—

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended June 30, 2026
Balance at April 1, 2026	$419.9	$215.9	$635.8
Net Income		4.7	4.7
Dividends ($0.475 per Common Share)		(8.6)	(8.6)
Stock Compensation Plans	0.6		0.6
Issuance of 217,576 Common Shares	11.0		11.0
Balance at June 30, 2026	$431.5	$212.0	$643.5
Three Months Ended June 30, 2025
Balance at April 1, 2025	$342.6	$191.3	$533.9
Net Income		4.0	4.0
Dividends ($0.45 per Common Share)		(7.3)	(7.3)
Stock Compensation Plans	0.3		0.3
Issuance of 32,838 Common Shares	1.7		1.7
Balance at June 30, 2025	$344.6	$188.0	$532.6

	Common Equity	Retained Earnings	Total
Six Months Ended June 30, 2026
Balance at January 1, 2026	$418.2	$191.2	$609.4
Net Income		37.9	37.9
Dividends ($0.95 per Common Share)		(17.1)	(17.1)
Stock Compensation Plans	2.0		2.0
Issuance of 223,699 Common Shares	11.3		11.3
Balance at June 30, 2026	$431.5	$212.0	$643.5
Six Months Ended June 30, 2025
Balance at January 1, 2025	$341.2	$171.1	$512.3
Net Income		31.5	31.5
Dividends ($0.90 per Common Share)		(14.6)	(14.6)
Stock Compensation Plans	1.4		1.4
Issuance of 38,311 Common Shares	2.0		2.0
Balance at June 30, 2025	$344.6	$188.0	$532.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations - Unitil Corporation (Unitil or the Company) is a public utility holding company. Unitil and its electric and natural gas subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. The following companies are wholly owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (Unitil Energy), Fitchburg Gas and Electric Light Company (Fitchburg), Northern Utilities, Inc. (Northern Utilities), Bangor Natural Gas Company, (Bangor), Maine Natural Gas Corporation (Maine Natural), collectively the "energy distribution" utilities; Granite State Gas Transmission, Inc. (Granite State); Unitil Power Corp. (Unitil Power); Aquarion Water Company of New Hampshire, Inc. (AWC-NH), Abenaki Water Co., Inc. (Abenaki), collectively the "water distribution" utilities; Unitil Realty Corp. (Unitil Realty); Unitil Service Corp. (Unitil Service); Unitil Water Corp. (Unitil Water); and its non-regulated business unit Unitil Resources, Inc. (Unitil Resources).

The Company’s earnings historically have been seasonal and typically higher in the first and fourth quarters when customers use natural gas for heating purposes.

Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and capital city areas of New Hampshire and the greater Fitchburg area of north central Massachusetts, the local distribution of natural gas in southeastern New Hampshire, portions of southern Maine to the Lewiston-Auburn area, portions of central Maine including Augusta and the Bangor area, and in the greater Fitchburg area of north central Massachusetts, and the local distribution of water in New Hampshire. Unitil has five energy distribution utility subsidiaries: including Unitil Energy, which operates in New Hampshire; Fitchburg, which operates in Massachusetts; Northern Utilities, which operates in New Hampshire and Maine; Bangor, which operates in Maine; and Maine Natural, which operates in Maine. Unitil has two water distribution utility subsidiaries: including AWC-NH and Abenaki, which both operate in New Hampshire.

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

A seventh energy utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy, but ceased being the wholesale supplier of Unitil Energy with the implementation of industry restructuring and divested its long-term power supply contracts.

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

Basis of Presentation - The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026. For additional information, refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (SEC) on February 9, 2026, for a description of the Company’s Basis of Presentation.

Utility Revenue Recognition - Electric, Gas and Water Operating Revenues consist of billed and unbilled revenue and revenue from rate adjustment mechanisms. Billed and unbilled revenue includes delivery revenue and pass-through revenue, recognized according to tariffs approved by federal and state regulatory commissions, which determine the amount of revenue the Company will record for these items. Revenue from rate adjustment mechanisms is accrued revenue, recognized in connection with rate adjustment mechanisms, and authorized by regulators for recognition in the current period for future cash recoveries from, or credits to, customers.

Revenue is recorded when service is rendered to customers. However, the determination of sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, amounts delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenues are calculated. These unbilled revenues are estimated each month based on estimated customer usage by class and applicable customer rates, taking into account current and historical weather data, assumptions pertaining to metering patterns, billing cycle statistics, and other estimates and assumptions, and are then reversed in the following month when billed to customers.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended June 30, 2026
Electric and Gas Operating Revenues (millions)	Electric	Gas	Total
Billed and Unbilled Revenue
Residential	$27.8	$25.0	$52.8
Commercial and Industrial	25.8	37.8	63.6
Other	6.9	2.2	9.1
Total Billed and Unbilled Revenue	60.5	65.0	125.5
Rate Adjustment Mechanism Revenue	1.2	(9.7)	(8.5)
Total Electric and Gas Operating Revenues	$61.7	$55.3	$117.0

	Three Months Ended June 30, 2025
Electric and Gas Operating Revenues (millions)	Electric	Gas	Total
Billed and Unbilled Revenue
Residential	$23.4	$21.1	$44.5
Commercial and Industrial	21.0	30.0	51.0
Other	2.6	1.7	4.3
Total Billed and Unbilled Revenue	47.0	52.8	99.8
Rate Adjustment Mechanism Revenue	4.0	(1.2)	2.8
Total Electric and Gas Operating Revenues	$51.0	$51.6	$102.6

	Six Months Ended June 30, 2026
Electric and Gas Operating Revenues (millions)	Electric	Gas	Total
Billed and Unbilled Revenue
Residential	$66.1	$88.9	$155.0
Commercial and Industrial	53.0	125.2	178.2
Other	13.1	6.2	19.3
Total Billed and Unbilled Revenue	132.2	220.3	352.5
Rate Adjustment Mechanism Revenue	(5.0)	(13.6)	(18.6)
Total Electric and Gas Operating Revenues	$127.2	$206.7	$333.9

	Six Months Ended June 30, 2025
Electric and Gas Operating Revenues (millions)	Electric	Gas	Total
Billed and Unbilled Revenue
Residential	$56.6	$76.8	$133.4
Commercial and Industrial	44.5	100.4	144.9
Other	6.7	9.9	16.6
Total Billed and Unbilled Revenue	107.8	187.1	294.9
Rate Adjustment Mechanism Revenue	3.4	(24.9)	(21.5)
Total Electric and Gas Operating Revenues	$111.2	$162.2	$273.4

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

There were no water distribution revenues recognized for the three and six months ended June 30, 2026 and 2025 as the acquisitions of the AWC-NH and Abenaki closed on June 30, 2026. Please see Note 1 (Summary of Significant Accounting Policies: Acquisition of the Aquarion Water Companies) for additional details.

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

Cash and Cash Equivalents - Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of June 30, 2026, June 30, 2025 and December 31, 2025, the Unitil subsidiaries had deposited $6.0 million, $6.0 million and $8.5 million, respectively, to satisfy their ISO-NE obligations.

Allowance for Doubtful Accounts - The Company recognizes a provision for doubtful accounts that reflects the Company’s estimate of expected credit losses for electric, gas and water utility service accounts receivable. The allowance for doubtful accounts is calculated by applying a historical loss rate to customer account balances, and reflects management’s assessment of current and expected economic conditions, customer trends, or other factors such as the extent and duration of any shutoff or collection moratoriums. The Company also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s energy distribution utilities which are under traditional cost of service regulation are authorized by regulators to recover the costs of the energy commodity portion of bad debts through rate mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with protected hardship accounts. Evaluating the adequacy of the allowance for doubtful accounts requires judgment about the assumptions used in the analysis. The

Company’s experience has been that the assumptions used in evaluating the adequacy of the allowance for doubtful accounts have proven to be reasonably accurate.

The Allowance for Doubtful Accounts as of June 30, 2026, June 30, 2025 and December 31, 2025, was as follows:

	June 30,		December 31,
(millions)	2026	2025	2025
Allowance for Doubtful Accounts	$2.1	$1.9	$2.2

Accounts Receivable, Net includes $2.1 million, $1.9 million, and $2.1 million of the Allowance for Doubtful Accounts at June 30, 2026, June 30, 2025 and December 31, 2025, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes less than $0.1 million, less than $0.1 million and less than $0.1 million of the Allowance for Doubtful Accounts at June 30, 2026, June 30, 2025 and December 31, 2025, respectively.

Accrued Revenue - Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of June 30, 2026, June 30, 2025 and December 31, 2025.

	June 30,		December 31,
Accrued Revenue (millions)	2026	2025	2025
Regulatory Assets – Current	$64.8	$52.6	$78.1
Unbilled Revenues, net	4.7	4.2	8.9
Total Accrued Revenue	$69.5	$56.8	$87.0

Exchange Gas Receivable - Northern Utilities, Bangor and Fitchburg have gas exchange and storage agreements whereby gas purchases during the months of April through October are delivered to a third party. The third party delivers gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of June 30, 2026, June 30, 2025 and December 31, 2025.

	June 30,		December 31,
Exchange Gas Receivable (millions)	2026	2025	2025
Northern Utilities	$7.2	$7.8	$8.0
Bangor	1.1	0.9	1.3
Fitchburg	0.3	0.4	0.5
Total Exchange Gas Receivable	$8.6	$9.1	$9.8

Gas Inventory - The Company uses the weighted average cost methodology to value gas inventory. The following table shows the components of Gas Inventory as of June 30, 2026, June 30, 2025 and December 31, 2025.

	June 30,		December 31,
Gas Inventory (millions)	2026	2025	2025
Natural Gas	$0.2	$0.2	$0.4
Propane	0.2	0.3	0.4
Liquefied Natural Gas & Other	0.5	0.2	0.5
Total Gas Inventory	$0.9	$0.7	$1.3

Utility Plant - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost of additions consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At June 30, 2026, June 30, 2025 and December 31, 2025, the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations, were estimated to be $160.6 million, $147.4 million, and $153.0 million, respectively.

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

Regulatory Accounting - The Company’s principal business is the distribution of electricity, natural gas and water. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC, Northern Utilities is regulated by the Maine Public Utility Commission (MPUC) and NHPUC, Bangor is regulated by the MPUC and Maine Natural is regulated by the MPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Unitil's water distribution utilities are subject to regulation by the NHPUC with regard to their rates, issuance of securities and other accounting and operational matters. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of June 30, 2026, June 30, 2025 and December 31, 2025, the Company has recorded $9.5 million, $8.3 million and $8.9 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	June 30,		December 31,
Regulatory Assets consist of the following (millions)	2026	2025	2025
Energy Supply and Other Rate Adjustment Mechanisms	$58.3	$48.1	$73.1
Retirement Benefits	13.7	19.3	14.6
Environmental	10.5	9.4	10.0
Deferred Storm Charges	4.5	7.0	6.0
Income Taxes	0.2	0.7	0.4
Other Deferred Charges	16.7	14.7	12.8
Total Regulatory Assets	103.9	99.2	116.9
Less: Current Portion of Regulatory Assets(1)	64.8	52.6	78.1
Regulatory Assets – noncurrent	$39.1	$46.6	$38.8

(1)
Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Regulatory Liabilities consist of the following (millions)	2026	2025	2025
Income Taxes (Note 9)	$53.4	$49.7	$51.1
Rate Adjustment Mechanisms & Other	18.7	17.8	11.1
Derivative Assets	26.1	—	17.7
Retirement Benefits	1.3	6.0	0.9
Total Regulatory Liabilities	99.5	73.5	80.8
Less: Current Portion of Regulatory Liabilities	25.5	21.0	16.7
Regulatory Liabilities – noncurrent	$74.0	$52.5	$64.1

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Included in Regulatory Assets as of June 30, 2026 are $8.3 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

At June 30, 2026, June 30, 2025 and December 31, 2025, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, was $6.4 million, $6.1 million and $6.7 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	June 30,		December 31,
Fair Value of Marketable Securities (millions)	2026	2025	2025
Money Market Funds	$2.2	$1.9	$3.2
Fixed Income Funds	4.2	4.2	3.5
Total Marketable Securities	$6.4	$6.1	$6.7

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

At June 30, 2026, June 30, 2025 and December 31, 2025, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $4.5 million, $2.9 million and $3.5 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	June 30,		December 31,
Fair Value of Marketable Securities (millions)	2026	2025	2025
Equity Funds	$3.9	$2.7	$3.1
Fixed Income Funds	0.5	0.1	0.3
Money Market Funds	0.1	0.1	0.1
Total Marketable Securities	$4.5	$2.9	$3.5

Goodwill - As of June 30, 2026, the Company had recorded goodwill of $1.6 million for Bangor and $4.0 million for Maine Natural as a result of their acquisitions in 2025. On June 30 2026, the Company completed the acquisition of AWC-NH and Abenaki resulting in the recognition of $1.2 million of goodwill. Goodwill is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs the annual impairment assessment of goodwill on November 1 for the gas and water reporting units. The Company generally uses a qualitative analysis assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment did not identify any triggering events that would indicate potential impairment of the reporting unit. Therefore, it was determined that the fair value of the reporting unit exceeded its carrying value and no goodwill impairments were recognized during the six months ended June 30, 2026.

Energy Supply Obligations - The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Energy Supply Obligations (millions)	2026	2025	2025
Current:
Exchange Gas Obligation	$8.7	$8.7	$9.3
Renewable Energy Portfolio Standards	1.9	2.4	2.3
Total Energy Supply Obligations	$10.6	$11.1	$11.6

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

The Company applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date).

During the six months ended June 30, 2026, the Company recorded a $1.3 million net increase in goodwill resulting primarily from adjustments to regulatory liabilities during the measurement period.

In connection with this acquisition, the Company recorded $81.9 million of net utility plant, $8.4 million working capital, $4.0 million goodwill, $1.4 million noncurrent assets and $4.6 million noncurrent regulatory liabilities.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The goodwill related to Maine Natural is partially tax-deductible. The tax-deductible portion of goodwill is $1.9 million and will be amortized over 15 years.

In connection with Unitil’s acquisition of Maine Natural, the Company entered into a Transition Service Agreement (TSA) dated October 31, 2025 between Maine Natural and Avangrid Service Company (Avangrid). Pursuant to the TSA, Avangrid will provide Maine Natural with certain services at cost, for up to 12 months, in order to continue the operations and maintenance of Maine Natural substantially consistent with past practices until Unitil has completed the successful transition. The Company has recorded $0.6 million of TSA costs for the six months ended June 30, 2026.

Acquisition of the Aquarion Water Companies - On May 6, 2025, Unitil entered into a definitive agreement to acquire Aquarion Water Company of Massachusetts, Inc., Aquarion Water Company of New Hampshire, Inc., and Abenaki Water Co., Inc. (the Aquarion Companies) from the Aquarion Water Authority (AWA), a quasi-public corporation and political subdivision of the State of Connecticut and a standalone, newly created water authority alongside the South Central Connecticut Regional Water Authority subject to certain closing adjustments. The aggregate enterprise value of the sale is approximately $100.0 million, which includes approximately $70.0 million in cash and the assumption of approximately $30.0 million of debt. The transaction has been approved, subject to certain conditions, by the MDPU, the NHPUC and the MPUC.

On June 30, 2026, Unitil entered into an Amendment No. 4 to Purchase and Sale Agreement (Amendment No. 4) by and between the Company, AWA and South Central Connecticut Regional Water Authority. Amendment No. 4, among other things, further amended the Purchase Agreement by limiting the entities that the Company would purchase from AWA under the Purchase Agreement to AWC-NH and Abenaki. Except as specifically modified and amended by Amendment No. 4, the Purchase Agreement remained unchanged.

On June 30, 2026, the Company acquired all issued and outstanding shares of AWC-NH and Abenaki for $42.6 million. Through this acquisition, the Company expanded into a complementary regulated utility service to provide water service to approximately 10,700 customers in eight communities in New Hampshire.

The Company applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date).

In connection with this acquisition, the Company recorded $62.0 million of net utility plant, $0.4 million working capital, $1.2 million goodwill, $1.8 million noncurrent assets, $13.5 million long-term debt, and $9.3 million noncurrent liabilities. Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired.

In connection with Unitil’s acquisition of AWC-NH and Abenaki, the Company entered into an Operating and Transition Services Agreement (OTSA) dated June 30, 2026 between AWC-NH and Abenaki, and AWA. Pursuant to the OTSA, AWA and certain of its affiliates will provide AWC-NH and Abenaki with certain services, for up to 60 months, in order to continue the operation and maintenance of AWC-NH and Abenaki substantially consistent with past practices until AWA and Unitil have accomplished the transition of functions that were performed by AWA (or its affiliates) prior to the closing of Unitil’s acquisition of AWC-NH and Abenaki. Unitil will pay AWA a monthly payment to reimburse AWA (or its affiliates) for the actual cost of services plus a margin of 5%, subject to limitation.

Subsequent Events - The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.

Note 2 - Dividends Declared Per Share

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
07/28/26	08/31/26	08/17/26	$0.475
04/29/26	05/26/26	05/14/26	$0.475
01/28/26	02/27/26	02/12/26	$0.475
10/29/25	11/28/25	11/13/25	$0.450
07/29/25	08/28/25	08/14/25	$0.450
04/30/25	05/30/25	05/15/25	$0.450
01/29/25	02/28/25	02/13/25	$0.450

note 3 - Segment Information

The Company’s Chief Operating Decision Maker (CODM), consists of the Company’s Chairman and Chief Executive Officer, President and Chief Administrative Officer, Chief Financial Officer, and Chief Accounting Officer. These individuals assess financial performance and make decisions, including the allocation of resources to the various operating segments, based on meeting with the managers of each segment and through their review of reports and analyses that are regularly provided to the CODM. The CODM uses Net Income Applicable to Common Shares for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. Unitil reports three operating units: utility electric operations, utility gas operations and utility water operations; and two reportable segments: utility electric operations and utility gas operations.

Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and state capital regions of New Hampshire and the greater Fitchburg area of north central Massachusetts and the local distribution of natural gas in southeastern New Hampshire, portions of southern Maine to the Lewiston-Auburn area, portions of central Maine including Augusta and the Bangor area, and in the greater Fitchburg area of north central Massachusetts. Unitil has five energy distribution utility subsidiaries: Unitil Energy, which operates in New Hampshire; Fitchburg, which operates in Massachusetts; Northern Utilities, which operates in New Hampshire and Maine; Bangor, which operates in Maine; and Maine Natural, which operates in Maine. Unitil Energy and the electric division of Fitchburg are included in the electric segment. Northern Utilities, Bangor, Maine Natural and the gas division of Fitchburg are included in the gas segment. Unitil Energy, Fitchburg, Northern Utilities, Bangor and Maine Natural have a well-diversified customer mix and are not dependent on a single customer, or a few customers, for their electric and natural gas sales. Granite State is an interstate natural gas transmission pipeline company, operating 85 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State derives its revenues principally from the transmission services provided to Northern Utilities and, to a lesser extent, third-party marketers. Granite State is included in the utility gas operations segment. Unitil has two water distribution utility subsidiaries: including AWC-NH and Abenaki, which both operate in New Hampshire. The Company acquired AWC-NH and Abenaki on June 30, 2026, which was considered to be a new operating segment. Financial statement results were not considered material as a result of the acquisition of AWC-NH and Abenaki by Unitil and were not reported separately. Therefore, the results of the utility water operations segment will be included in Other for the six months ended June 30, 2026.

Unitil (the holding company) and Unitil Resources are included in the “Other” category (ASC 280-10-50-15). The holding company has no operating income of its own. The earnings of the holding company are principally derived from income earned on short-term investments. Unitil Resources is the Company’s wholly owned non-regulated subsidiary and currently does not have any activity. Unitil Service provides centralized management and administrative services, including information systems management and financial record keeping, to support the affiliated Unitil companies. Unitil Realty owns certain real estate, principally the Company’s corporate headquarters in Hampton, New Hampshire and land in Kingston, New Hampshire, which holds Unitil Energy's solar facility. Unitil Service’s and Unitil Realty’s costs are allocated to the Electric and Gas segments based on cost allocation factors. Unitil Water does not have any activity.

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

The following tables provide significant segment financial data for the three and six months ended June 30, 2026 and June 30, 2025.

Three Months Ended June 30, 2026 (millions)	Electric	Gas	Total Reportable Segments	Other	Total
Total Operating Revenues	$61.7	$55.3	$117.0	$—	$117.0
Energy Supply Costs	30.1	14.7	44.8	—	44.8
Operation and Maintenance	9.9	13.6	23.5	0.3	23.8
Depreciation and Amortization	8.6	15.6	24.2	—	24.2
Other Segment Expenses (Income)	4.0	4.0	8.0	—	8.0
Interest Income	(0.7)	(0.7)	(1.4)	—	(1.4)
Interest Expense	3.9	6.5	10.4	1.4	11.8
Provision for Income Taxes	1.3	0.2	1.5	(0.4)	1.1
Net Income Attributable to Common Shares	4.6	1.4	6.0	(1.3)	4.7

Capital Expenditures	18.9	24.7	43.6	—	43.6

Three Months Ended June 30, 2025 (millions)	Electric	Gas	Total Reportable Segments	Other	Total
Total Operating Revenues	$51.0	$51.6	$102.6	$—	$102.6
Energy Supply Costs	25.2	14.4	39.6	—	39.6
Operation and Maintenance	9.6	10.9	20.5	0.8	21.3
Depreciation and Amortization	7.8	14.0	21.8	—	21.8
Other Segment Expenses (Income)	2.2	3.9	6.1	(0.2)	5.9
Interest Income	(0.8)	(0.6)	(1.4)	—	(1.4)
Interest Expense	3.8	5.9	9.7	1.0	10.7
Provision for Income Taxes	0.4	0.6	1.0	(0.3)	0.7
Net Income Attributable to Common Shares	2.8	2.5	5.3	(1.3)	4.0

Capital Expenditures	16.0	24.2	40.2	—	40.2

Six Months Ended June 30, 2026 (millions)	Electric	Gas	Total Reportable Segments	Other	Total
Total Operating Revenues	$127.2	$206.7	$333.9	$—	$333.9
Energy Supply Costs	66.0	84.0	150.0	—	150.0
Operation and Maintenance	19.8	27.8	47.6	(0.4)	47.2
Depreciation and Amortization	16.9	30.6	47.5	—	47.5
Other Segment Expenses (Income)	7.6	9.5	17.1	—	17.1
Interest Income	(1.3)	(1.5)	(2.8)	(0.1)	(2.9)
Interest Expense	8.0	13.4	21.4	2.7	24.1
Provision for Income Taxes	2.2	11.4	13.6	(0.6)	13.0
Net Income Attributable to Common Shares	8.0	31.5	39.5	(1.6)	37.9

Segment Assets	763.9	1,368.0	2,131.9	89.0	2,220.9
Capital Expenditures	39.6	36.4	76.0	—	76.0

Six Months Ended June 30, 2025 (millions)	Electric	Gas	Total Reportable Segments	Other	Total
Total Operating Revenues	$111.2	$162.2	$273.4	$—	$273.4
Energy Supply Costs	57.9	54.1	112.0	—	112.0
Operation and Maintenance	19.1	23.0	42.1	1.8	43.9
Depreciation and Amortization	15.7	27.8	43.5	—	43.5
Other Segment Expenses (Income)	5.4	8.7	14.1	(0.2)	13.9
Interest Income	(1.6)	(1.4)	(3.0)	—	(3.0)
Interest Expense	7.2	12.0	19.2	2.2	21.4
Provision for Income Taxes	1.1	10.0	11.1	(0.9)	10.2
Net Income Attributable to Common Shares	6.4	28.0	34.4	(2.9)	31.5

Segment Assets	677.3	1,185.5	1,862.8	29.9	1,892.7
Capital Expenditures	37.2	35.6	72.8	—	72.8

Note 4 - Debt AND FINANCING ARRANGEMENTS

Details on long-term debt at June 30, 2026, June 30, 2025 and December 31, 2025 are shown below.

	June 30,		December 31,
Long-Term Debt (millions)	2026	2025	2025
Unitil Corporation:
3.70% Senior Notes, Due August 1, 2026	$30.0	$30.0	$30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0	30.0
5.99% Senior Notes, Due August 21, 2034	20.0	20.0	20.0
Unitil Energy First Mortgage Bonds:
6.96% Senior Secured Notes, Due September 1, 2028	6.0	8.0	6.0
8.00% Senior Secured Notes, Due May 1, 2031	7.5	9.0	9.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
5.69% Senior Secured Notes, Due August 21, 2054	40.0	40.0	40.0
Fitchburg:
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	3.6	4.8	4.8
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
5.70% Senior Notes, Due July 2, 2033	12.0	12.0	12.0
5.54% Senior Notes, Due August 21, 2034	12.5	12.5	12.5
5.62% Senior Notes, Due April 30, 2036	23.0	—	—
3.78% Senior Notes, Due September 15, 2040	27.5	27.5	27.5
5.87% Senior Notes, Due April 30, 2041	17.0	—	—
5.99% Senior Notes, Due August 21, 2044	12.5	12.5	12.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
5.96% Senior Notes, Due July 2, 2053	13.0	13.0	13.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
5.54% Senior Notes, Due August 21, 2034	25.0	25.0	25.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
5.74% Senior Notes, Due August 21, 2039	15.0	15.0	15.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Bangor:
5.70% Senior Notes, Due July 8, 2030	14.0	—	14.0
6.31% Senior Notes, Due July 8, 2035	18.0	—	18.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0
5.74% Senior Notes, Due August 21, 2034	10.0	10.0	10.0
AWC-NH:
5.72% Senior Secured Notes, Due June 1, 2028	11.0	—	—
Abenaki:
3.17% Senior Notes, Due June 1, 2051	2.5	—	—
1.296% - 2.864% Senior Notes, Due October 1, 2031 - May 1, 2045	0.2	—	—
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	3.4	3.7	3.5
Total Long-Term Debt	725.2	644.5	674.3
Less: Fair Market Value Adjustment for Debt Acquired in Acquisition	0.2	—	—
Less: Unamortized Debt Issuance Costs	3.8	3.8	3.8
Total Long-Term Debt, net	721.2	640.7	670.5
Less: Current Portion	40.8	4.9	37.9
Total Long-term Debt, Less Current Portion	$680.4	$635.8	$632.6

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

	June 30,		December 31,
Estimated Fair Value of Long-Term Debt (millions)	2026	2025	2025
Estimated Fair Value of Long-Term Debt	$670.2	$579.7	$623.4

On April 30, 2026, Fitchburg issued $23.0 million of Notes due 2036 at 5.62% and $17.0 million of Notes due 2041 at 5.87%. Fitchburg used the net proceeds to refinance existing debt and for general corporate purposes. Approximately $0.3 million of costs associated with this issuance will be recorded as a reduction of Long-Term Debt on the Consolidated Balance Sheet in the second quarter of 2026.

On July 8, 2025, Bangor issued $14.0 million of Notes due 2030 at 5.70% and $18.0 million of Notes due 2035 at 6.31%. Bangor used the net proceeds to refinance existing debt and for general corporate purposes. Approximately $0.2 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt on the Consolidated Balance Sheet in 2025.

On September 29, 2022, the Company entered into a Third Amended and Restated Credit Agreement with a syndicate of lenders (collectively, the Credit Facility), which amended and restated the prior facility in full and on January 29, 2025, the Company executed an amendment that increased the borrowing limit under the Credit Facility from $200 million to $275 million and extended the maturity date from September 29, 2027 to September 29, 2028. Unitil may borrow under the Credit Facility through September 29, 2028, with the option for two additional one-year extensions under certain circumstances. The Credit Facility provides for a $275 million borrowing limit, including a $25 million sublimit for standby letters of credit and permits Unitil to increase the borrowing limit by up to an additional $75 million under certain circumstances. Borrowings under the Credit Facility may bear interest at various options, including a daily fluctuating rate equal to the forward-looking one-month secured overnight financing rate (SOFR) term rate (as administered by the Federal Reserve Bank of New York), plus 0.1000%, plus a margin ranging from 1.125% to 1.375% based on Unitil’s credit rating.

The Company accesses the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $174.5 million for the six months ended June 30, 2026. Total gross repayments were $238.0 million for the six months ended June 30, 2026. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30, 2026, June 30, 2025 and December 31, 2025:

	June 30,		December 31,
Revolving Credit Facility (millions)	2026	2025	2025
Limit	$275.0	$275.0	$275.0
Short-Term Borrowings Outstanding	106.2	171.4	169.7
Available	$168.8	$103.6	$105.3

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2026, June 30, 2025 and December 31, 2025, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

The average interest rates on all short-term borrowings and intercompany money pool transactions were 4.9% and 5.6% for the six months ended June 30, 2026 and June 30, 2025, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2025 was 5.4%.

On June 30, 2026, the Company entered into an Amended and Restated senior unsecured delayed-draw term loan facility with the Bank of Nova Scotia, which amended and restated the previous facility entered into on October 31, 2025. Tranche A in the agreement equals the aggregate commitment of $86.0 million used to fund the acquisition of Maine Natural on October 31, 2025 and has a maturity date of October 31, 2026. As of June 30, 2026, the Company’s Tranche A borrowings outstanding were $86.0 million. Tranche B in the agreement equals the aggregate commitment of $50.0 million used to fund the acquisition of the Aquarion Water companies on June 30, 2026 and has a maturity date of June 30, 2027. As of June 30, 2026, the Company’s Tranche B borrowings outstanding were $42.6 million. The facility provides that the Company has an option for determining whether interest on loans under the facility will bear interest based on a Base Rate plus an applicable margin of 0.25% or based on a one-month Term SOFR plus a SOFR adjustment of 0.10% plus an applicable margin of 1.25%. The Base Rate is equal to the highest of the (a) Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by The Bank of Nova Scotia as its "prime rate", or (c) one-month Term SOFR plus a SOFR adjustment of 0.10% plus 1.00%. The facility has a maturity date of October 31, 2026.

Northern Utilities and Bangor enter into asset management agreements under which Northern Utilities and Bangor release certain gas pipeline and storage assets, sell to an asset manager and subsequently repurchase the gas over the course of the gas heating season at the same price at which they sold the gas to the asset manager. There was $8.3 million of natural gas storage inventory and corresponding obligations at June 30, 2026 related to these asset management agreements.

Guarantees

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the energy distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2026, there were $50.3 million of guarantees outstanding.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Abenaki. As of June 30, 2026, the total principal amount outstanding for the Abenaki notes was $2.7 million.

Leases

Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the three months ended June 30, 2026 and June 30, 2025 amounted to $0.5 million and $0.6 million, respectively. Total rental expense under operating leases charged to operations for the six months ended June 30, 2026 and June 30, 2025 amounted to $1.1 million and $1.1 million, respectively.

The balance sheet classification of the Company’s lease obligations was as follows:

	June 30,		December 31,
Lease Obligations (millions)	2026	2025	2025
Operating Lease Obligations:
Operating Lease Obligations (current portion)	$2.1	$1.7	$2.1
Operating Lease Obligations (long-term portion)	4.3	4.0	4.9
Total Operating Lease Obligations	6.4	5.7	7.0
Capital Lease Obligations:
Other Current Liabilities (current portion)	0.2	0.1	0.2
Other Noncurrent Liabilities (long-term portion)	0.3	0.3	0.4
Total Capital Lease Obligations	0.5	0.4	0.6
Total Lease Obligations	$6.9	$6.1	$7.6

Cash paid for amounts included in the measurement of operating lease obligations for the six months ended June 30, 2026 and June 30, 2025 was $1.1 million and $1.1 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.

Assets under capital leases amounted to approximately $0.9 million, $0.6 million and $0.9 million as of June 30, 2026, June 30, 2025 and December 31, 2025, respectively, less accumulated amortization of $0.4 million, $0.2 million and $0.3 million, respectively, and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of June 30, 2026. The payments for operating leases consist of $2.1 million of current Operating Lease Obligations and $4.3 million of noncurrent Operating Lease Obligations on the Company’s Consolidated Balance Sheets as of June 30, 2026. The payments for capital leases consist of $0.2 million of current capital lease obligations, which are included in Other Current Liabilities and $0.3 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of June 30, 2026.

Lease Payments ($000’s)	Operating	Capital
Year Ending December 31,	Leases	Leases
Rest of 2026	$1,243	$100
2027	2,247	216
2028	1,663	112
2029	1,198	89
2030	478	42
2031 - 2035	161	—
Total Payments	6,990	559
Less: Interest	623	43
Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$6,367	$516

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of June 30, 2026, the weighted average remaining lease term is 3.4 years and the weighted average operating discount rate used to determine the operating lease obligations was 5.40%. As of June 30, 2025, the weighted average remaining lease term was 3.8 years and the weighted average operating discount rate used to determine the operating lease obligations was 5.0%.

Note 5 – equity

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 18,225,964, 16,291,395 and 17,919,191 shares of common stock outstanding at June 30, 2026, June 30, 2025 and December 31, 2025, respectively.

The following table summarizes the Company's common shares activity for the six months ended June 30, 2026:

Common Stock	Shares
Shares as of December 31, 2025	17,919,191
Shares Issued - DRP	11,657
Shares Issued - ATM	212,042
Shares Issued - RSU Settlement	18,525
Shares Issued - Time Restricted	32,330
Shares Issued - Performance Restricted	33,150
Forfeited Shares - Time Restricted	—
Forfeited Shares - Performance Restricted	(931)
Shares as of June 30, 2026	18,225,964

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

During the six months ended June 30, 2026, the Company sold 212,042 shares of common stock under the ATM program at an average price of $52.14 per share, resulting in gross proceeds of $10.8 million after deducting commissions and offering expenses. During the year ended December 31, 2025, the Company sold 27,620 shares of common stock under the ATM program at an average price of $53.00 per share, resulting in gross proceeds of $1.5 million and net proceeds of $1.4 million after deducting commissions and offering expenses. As of June 30, 2026, $37.5 million remains available for future sales under the program.

The Company intends to use the net proceeds from the ATM program for general corporate purposes, including capital contributions to the Company's utility subsidiaries, repayment of debt, acquisitions, capital expenditures and working capital, as described in the prospectus supplement relating to the ATM program.

Dividend Reinvestment and Stock Purchase Plan - During the first six months of 2026, the Company sold 11,657 shares of its common stock, at an average price of $51.67 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $602,300. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

The maximum number of shares available for awards to participants under the Stock Plan was 1,027,500 as of June 30, 2026. The maximum number of shares that may be awarded in any one calendar year to any one participant is 20,000. In the event of certain changes in capitalization of the Company, the Compensation Committee is authorized to make an equitable adjustment to the number and kind of shares of common stock that may be delivered under the Stock Plan and, in addition, may authorize and make an equitable adjustment to the Stock Plan’s annual individual award limit.

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

On January 27, 2026, there were 32,330 Time Restricted Shares issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.6 million. There were 24,703 and 25,170 non-vested Time Restricted Shares under the Stock Plan as of June 30, 2026 and 2025, respectively. The weighted average grant date fair value of these shares was $50.71 and $50.85 per share, respectively. The compensation expense associated with the issuance of Time Restricted Shares under the Stock Plan is recognized over the vesting period and was $1.6 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, there was approximately $1.4 million of total unrecognized compensation cost for Time Restricted Shares under the Stock Plan which is expected to be recognized over approximately 3.0 years. During the six months ended June 30, 2026 there were zero Time Restricted Shares forfeited and zero Time Restricted Shares cancelled under the Stock Plan.

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

The Performance Restricted Shares issued in January 2023 were fully vested as of December 31, 2025. During the first quarter, an additional 820 shares were awarded due to exceeding certain goals and 931 shares were forfeited due to retirements. The compensation expense associated with the additional shares was less than $0.1 million and recorded in the first quarter of 2026.

On January 26, 2026, there were 32,330 Performance Restricted Shares issued under the Stock Plan with an aggregate market value of $1.6 million. There were 81,180 and 67,380 non-vested Performance Restricted Shares under the Stock Plan as of June 30, 2026 and 2025, respectively. The weighted average grant date fair value of these shares was $50.58 and $51.21 per share, respectively. The compensation expense associated with the issuance of Performance Restricted Shares under the Stock Plan is recognized over the vesting period and was $1.0 million and $0.8 million for the six months ended June 30, 2026 and June 30, 2025, respectively. At June 30, 2026, there was approximately $2.9 million of total unrecognized compensation cost for Performance Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.0 years. During the six months ended June 30, 2026, there were zero Performance Restricted Shares forfeited, other than those disclosed above for the vested shares, and zero Performance Restricted Shares cancelled under the Stock Plan.

The Time Restricted Shares and Performance Restricted Shares unvested activity during the six months ended June 30, 2026 in conjunction with the Stock Plan is presented in the following tables:

	Time Restricted Shares		Performance Restricted Shares
Participating Securities	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Restricted Shares as of December 31, 2025	17,883	$50.94	67,380	$51.21
Granted	—	$—	820	$51.83
Shares Issued	(6,460)	$49.89	(18,419)	$51.83
Forfeited	—	$—	(931)	$51.83
Restricted Shares as of June 30, 2026	11,423	$51.54	48,850	$50.97

	Time Restricted Shares		Performance Restricted Shares
Non-Participating Securities	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Restricted Shares as of December 31, 2025	—	$—	—	$—
Granted	32,330	$50.00	32,330	$50.00
Shares Issued	(19,050)	$50.00	—	$—
Forfeited	—	$—	—	$—
Restricted Shares as of June 30, 2026	13,280	$50.00	32,330	$50.00

Restricted Stock Units

Non-management members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units (RSU). Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity and liability portions of Restricted Stock Units activity during the six months ended June 30, 2026 in conjunction with the Stock Plan is presented in the following table:

	(Equity Portion)		(Liability Portion)
Restricted Stock Units	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2025	36,052	$45.17	15,450	$48.44
Restricted Stock Units Granted	—	$—	—	$—
Dividend Equivalents Earned	497	$51.53	213	$51.53
Restricted Stock Units Settled	(18,525)	$44.43	(7,939)	$52.99
Restricted Stock Units as of June 30, 2026	18,024	$46.11	7,724	$52.69

There were 28,638 Restricted Stock Units outstanding as of June 30, 2025 with a weighted average stock price of $44.61. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2026, June 30, 2025 and December 31, 2025 is $0.4 million, $0.6 million and $0.7 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There were $0.2 million, or 1,727 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of June 30, 2026, June 30, 2025 and December 31, 2025. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and six months ended June 30, 2026 and June 30, 2025, respectively.

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

The following table reconciles basic and diluted earnings per share:

	Three Months	Six Months Ended
Earnings Per Share (millions, except shares and per share data)	June 30, 2026	June 30, 2026
Net Income	$4.7	$37.9
Less allocation of earnings and dividends to participating securities	—	0.2
Net income allocated to common shareholders	$4.7	$37.7

Weighted average common shares outstanding, gross	17,974,544	17,970,238
Less average participating securities	71,905	81,799
Weighted average number of shares outstanding used in the calculation of basic earnings per share	17,902,639	17,888,439
Add dilutive effect of:
Restricted stock and restricted stock units	1,368	2,397
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	17,904,007	17,890,836

Earnings per common share:
Basic	$0.26	$2.11
Diluted	$0.26	$2.11

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

The fair value of the derivative was $26.1 million and $17.7 million as of June 30, 2026 and December 31, 2025, respectively, with $4.2 million and $2.8 million recorded in Prepayments and Other related to the current portion as of June 30, 2026 and December 31, 2025, respectively, and $21.9 million and $14.9 million in Other Assets related to the noncurrent portion as of June 30, 2026 and December 31, 2025, respectively. The Company has recorded corresponding Current and Noncurrent Regulatory Liabilities related to the fair value of the derivative. No derivative assets or liabilities were recognized as of June 30, 2025. The Company does not offset derivative assets and liabilities on the Company’s Consolidated Balance Sheets.

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

Rate Case Activity

Northern Utilities - Base Rates - Maine - On June 1, 2026, Northern Utilities’ Maine Division filed for an increase in distribution base rates with the MPUC. The Company is seeking an increase in base rates of approximately $10.4 million, or 7.4% above total annual revenue at present rates. The Company requested an effective date of June 1, 2027. This matter remains pending

Northern Utilities - Base Rates - New Hampshire - On April 1, 2026, Northern Utilities’ New Hampshire Division filed for an increase in distribution base rates with the NHPUC. The Company is seeking an increase in base rates of approximately $9.8 million or 9.6% above total annual revenue at present rates. The filing includes a proposed multi-year rate plan, continuation of a revenue decoupling mechanism, and other tariff and rate changes. Northern Utilities also requested implementation of temporary rates for service rendered on and after June 1, 2026, and until a final order on permanent rates is issued. As provided by statute, once a final order on permanent rates is issued, the permanent rate level is reconciled back to the effective date of the temporary rates. The Company requested a temporary rate increase in annual revenues of $6.1 million, or a 5.9% increase above total annual revenue at present rates. On May 1, 2026, a settlement agreement between the Company, the New Hampshire Department of Energy (NH DOE) and the Office of the Consumer Advocate reflecting a temporary rate level of $5.5 million, or 5.4% increase above total annual revenue at present rates was filed with the NHPUC. On May 29, 2026 the NHPUC approved the settlement agreement.

Unitil Energy - Base Rates - On April 27, 2026, the NHPUC issued a procedural Order and issued its full Order on May 28, 2026 in the distribution base rate case filed with the NHPUC on May 1, 2025 by Unitil Energy. The Orders approve the settlement agreement filed on February 24, 2026 between the Company, the NH DOE and the Community Power Coalition of New Hampshire in its entirety.

In addition to authorizing an increase to permanent distribution rates of approximately $13.0 million effective May 1, 2026, the settlement agreement included: (1) a proposed multi-year rate plan, including two annual Step Adjustments to rates on September 1, 2026 and September 1, 2027, to recover total prudent investments completed and placed into service in 2025 and 2026 respectively, subject to a cap 2.50 percent of the Company’s prior year total revenue; (2) a continuation of its revenue decoupling mechanism; (3) an update to the previously approved suite of proposed time of use rates including rates for electric vehicles; (4) resiliency programs to further the Company’s commitment to reliability; (5) an Arrearage Management Program for financial hardship customers; and (6) other rate design and tariff changes. This distribution base rate case reflects the Company’s operating costs and investments in utility plant for a test year ended December 31, 2024 as adjusted for known and measurable changes. The Order provides for an overall cost of capital of 9.32% including a 9.45% return on equity. The increase in permanent rates will be reconciled back to July 1, 2025, the effective date of temporary rates previously approved in this docket, which will begin to be recovered effective August 1, 2026. Unitil Energy recorded a net increase to pretax income of $1.7 million in the second quarter of 2026 reflecting the difference between the temporary and permanent rates.

On February 27, 2026, Unitil Energy filed a petition for its step adjustment effective September 1, 2026 requesting a revenue requirement increase of $3.2 million. This matter remains pending.

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

Fitchburg - Performance Base Rate Adjustment - Electric - On February 27, 2026, Fitchburg filed its second Performance Based Revenue Adjustment (PBRA) for rates effective July 1, 2026. The calculated PBRA adjustment resulted in a distribution revenue increase of $1.1 million. The filing was approved by the MDPU on June 30, 2026.

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

Fitchburg - Performance Base Rate Adjustment - Gas - On February 27, 2026, Fitchburg filed its second PBRA for rates effective July 1, 2026. The calculated PBRA adjustment resulted in a distribution revenue increase of $1.7 million. The filing was approved by the MDPU on June 30, 2026.

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

Granite State - Base Rates - On October 4, 2024, Granite State filed an uncontested rate settlement with the FERC which provides for an increase in annual revenues of $3.0 million, effective November 1, 2024. The Settlement Agreement permits the filing of limited Section 4 rate adjustments for capital cost projects eligible for cost recovery in 2025, 2026, and 2027, and sets forth an overall cap of $29.9 million on the capital costs recoverable under such filings. Under the Settlement Agreement, Granite State may not file a new general rate case earlier than April 30, 2028 with rates to be effective no earlier than September 1, 2028 based on a test year ending no earlier than December 31, 2027. On November 25, 2024, the FERC approved Granite State’s filing. As authorized by the Settlement Agreement, on July 29, 2025, Granite State filed a limited Section 4 rate adjustment for an annual revenue increase of $1.2 million, effective September 1, 2025. On August 13, 2025, the FERC approved this filing. Granite State filed its second limited Section 4 rate adjustment on July 30, 2026 for an annual revenue increase of $1.3 million, effective September 1, 2026. This matter remains pending.

Other Matters

Massachusetts Inquiry into Gas and Electric Delivery Charge and Bill Redesign - On December 15, 2025, the MDPU opened an investigation to conduct a comprehensive review of gas and electric delivery rates and charges with the aims of containing customer costs, reducing utility bill volatility, and increasing utility bill transparency and accessibility. As directed, on February 13, 2026, each Distribution Company submitted a report including certain requested information regarding delivery related reconciling mechanisms and costs. Written comments from the Distribution Companies and other interested stakeholders responding to a list of questions regarding delivery related reconciling charges were filed on April 14, 2026. Public comments were filed on April 30, 2026. Reply comments were filed on May 14, 2026. On June 26, 2026, a hearing officer memorandum was issued providing an update on the status of the MDPU’s review in this investigation, setting forth procedural next steps, and requesting further input from parties regarding changes to existing processes to enable a more transparent and holistic understanding of each utility’s annual reconciling rate changes. The gas and electric utilities filed a reporting template for cost and rate information on July 31, 2026. Stakeholder comments are due August 14, 2026.

Massachusetts Solar Massachusetts Renewable Target Program (SMART) 3.0 - On November 21, 2025, the EDCs jointly filed a new tariff (the SMART 3.0 Tariff) with the MDPU to implement the SMART 3.0 Program regulations 225 C.M.R. 28.00, which were filed with the Secretary of State on September 12, 2025 (SMART Regulations). The SMART Program, which was first implemented in 2017, establishes a voluntary statewide solar incentive program under the direction of the Massachusetts Department of Energy Resources (DOER). In 2020, the DOER revised its SMART Program regulations, 225 C.M.R. 20.00 -- an update commonly referred to as SMART 2.0. The SMART Program relies on the EDCs to issue incentive payments and alternative on-bill credits to participating customers. Accordingly, the EDCs are seeking approval of revised SMART Tariffs. SMART 3.0 replaces the structure of the initial SMART Program, a declining block incentive program, with a program that contains capacity targets and incentive rates adjusted annually by the DOER. SMART 3.0 Program incentives will be paid over a 20-year term and will vary based on a project’s category and capacity. On January 9, 2026, the EDCs supplemented their filing to provide updated program costs estimates reflecting SMART 3.0 applications received in program year 2025 and assuming full enrollment of all available capacity in program year 2026. Because program year 2025 application levels were significantly lower than the maximum capacity quantities across the EDCs, this resulted in a decrease in estimated maximum statewide costs from $6.7 billion to $4.5 billion over 20 years. Fitchburg’s estimated maximum cost is $191 million over 20 years. The cost projections are illustrative and intended to give the MDPU a sense of scale of the potential long-term costs of the SMART 3.0 Program. The EDCs are not seeking approval of specific costs at this time. The EDCs recover SMART Program costs from all distribution customers through the SMART factor, which is set forth in its current SMART tariff and is updated annually. At the MDPU’s direction, on March 13, 2026, the EDCs filed a revised proposed SMART 3.0 Tariff. On May 19,

2026, the MDPU issued a Phase I Order approving the EDCs’ model SMART 3.0 Tariff and directed the EDCs to file company-specific tariffs. On July 8, 2026, the MDPU approved Fitchburg’s tariff.

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

Fitchburg - Grid Modernization Cost Recovery Factor - On April 15, 2025, Fitchburg filed its Grid Modernization Factor (GMF) rate adjustment and reconciliation filing for recovery of the costs incurred as a result of implementing the Company’s 2022-2025 GMP and continued recovery of meter-related costs. This filing seeks recovery of $1.4 million associated with its 2024 GMP revenue requirement as well as $1.5 million associated with its 2024 meter-related costs, effective June 1, 2025. On May 30, 2025, the MDPU issued an order approving the Company’s proposed rate changes effective June 1, 2025 subject to further investigation and reconciliation. On April 15, 2026, Fitchburg filed its GMF rate adjustment and reconciliation filing for recovery of the costs incurred as a result of implementing the Company’s 2022-2025 GMP and continued recovery of meter-related costs. This filing seeks recovery of $1.9 million associated with its 2025 GMP revenue requirement as well as $2.0 million associated with its 2025 meter-related costs, effective June 1, 2026. On May 29, 2026, the MDPU issued an order approving the Company’s proposed rate changes effective June 1, 2026 subject to further investigation and reconciliation. This matter remains pending.

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

On February 5, 2025, the MDPU issued a memorandum setting a draft line extension policy that would require customers seeking new gas service to pay the entire cost of connecting to the distribution system. On August 8, 2025, the MDPU issued an Interlocutory Order setting forth a revised Straw Proposal that would require customers seeking new gas service to pay the entire cost of connecting to the distribution system, subject to certain exceptions and requiring the LDCs to submit model tariffs incorporating the revised policy. On September 5, 2025, the MDPU clarified that the Interlocutory Order is not a final decision, and that the LDCs and line extension allowance issues would be litigated in the CCP proceedings.

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

Following a stakeholder process related to long term system planning, Fitchburg and other EDCs submitted a draft Long-Term System Planning Proposal (LTSPP) for MDPU review and approval. On December 16, 2025, the MDPU issued an Order establishing a phased approach to investigate the LTSPP jointly proposed by the electric distribution companies and stakeholders. The MDPU intends to establish a uniform LTSPP for the Distribution Companies to proactively upgrade their respective electric power systems to enable increased, timely interconnection of new distributed generation (DG), which will support the Commonwealth’s energy and climate policies. To expedite the cost-effective deployment and interconnection of DG, Phase I will focus on the establishment of a framework for the LTSPP and other necessary elements for the Distribution Companies to make the first LTSPP filings. The MDPU will investigate additional topics in Phase II, in parallel with Phase I, to ensure effective LTSPP implementation following the MDPU’s review of proposed LTSPP investments. Fitchburg and the other Massachusetts EDCs submitted joint Phase I initial testimony in support of their LTSPP proposal on April 10, 2026. Discovery and additional testimonies were filed in May and June, and the EDCs filed a revised LTSPP Framework and Model Tariff on July 22, 2026. This matter remains pending.

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

Maine Natural – Cost Recovery Associated with IRS Normalization - On June 4, 2026, Maine Natural requested recovery of the deferred costs agreed to in the May 19, 2025 Stipulation in Docket No. 2025-00060. The Stipulation permitted Maine Natural to defer and recover over a three-year period the cost of the tax benefit that the customers received but did not fund totaling $2.8 million, including carrying costs. Maine Natural has proposed that the annual recovery of $0.9 million become effective September 1, 2026. This matter remains pending.

Unitil Corporation – Merger of Aquarion Water Companies - On May 6, 2025, Unitil announced that it had entered into a definitive agreement to acquire Aquarion Water Company of Massachusetts Inc., Aquarion Water Company of New Hampshire, Inc., and Abenaki Water Co., Inc. from the Aquarion Water Authority (AWA), a quasi-public corporation chartered by the Connecticut General Assembly in 2024 to acquire Aquarion and to operate as a water authority. Unitil’s acquisition of the Aquarion Companies is contingent upon the initial sale of Aquarion by Eversource Energy (Eversource) to the AWA (Initial Transaction), which will then simultaneously convey the Aquarion Companies to Unitil. On March 25, 2026, PURA issued a Final Decision approving the application.

On May 8, 2025, Eversource, the AWA, and Unitil submitted an amended and restated petition to the MDPU for approval of a change of control of Aquarion Water Company of Massachusetts, Inc. (AWC-MA). On December 12, 2025, the MDPU issued an Order approving the stock sale of Aquarion by Eversource to AWA, and, in turn, AWA’s simultaneous sale of AWC-MA to Unitil. The approval is subject to certain conditions, including a two-year rate case filing moratorium. The MDPU also declined to rule on the issue raised by the MA Attorney General's Office, of ratemaking treatment of the gain on sale of certain assets that occurred under Eversource ownership. On January 2, 2026, Unitil, Eversource, and AWA filed a motion for reconsideration and clarification of the MDPU’s Order with respect to the rate case moratorium and ratemaking treatment of the gain on sale. The MDPU denied the motion for reconsideration on March 30, 2026.

On May 8, 2025, Unitil, Eversource, AWC-NH, Abenaki and AWA filed a motion to amend the petition originally filed on April 10, 2025 by Eversource. AWC-NH, Abenaki and AWA, requesting that the NHPUC approve the acquisition of AWC-NH and Abenaki by Unitil. On August 28, 2025, the Joint Petitioners and the NH DOE submitted a settlement agreement to the NHPUC recommending approval of the proposed acquisition subject to certain conditions, including a rate case stay-out through June 1, 2026. On October 7, 2025, the NHPUC issued an Order approving the settlement agreement.

On June 30, 2026, Unitil closed on the acquisition of AWC-NH and Abenaki, which are now wholly owned subsidiaries of Unitil.

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

The EDCs issued the first RFP for offshore wind energy generation pursuant to Section 83C in June 2017. In July 2018, the EDCs filed two long-term PPAs with Vineyard Wind, each for 400 MW for approval by the MDPU. In April 2019, the MDPU approved the offshore wind PPAs, including similar requirements for the EDCs to sell the energy procured and credit or charge net costs to customers including EDC remuneration of 2.75%. Vineyard Wind achieved commercial operation for both Facilities on April 24, 2026, at less than 100 percent of the project's full 800MW capacity. The developer expects to achieve full capacity in the third quarter of 2026.

The EDCs issued additional RFPs pursuant to Section 83C to procure additional offshore wind energy generation in May 2019 and in May 2021. These two procurements led to four additional PPAs for a total of 2400 MW that were approved by MDPU but were later terminated in September 2023.

The EDCs issued a fourth offshore wind RFP in August 2023 seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement under Section 83C of 5,600 MW of Offshore Wind Energy Generation, pursuant to “An Act Driving Clean Energy and Offshore Wind” (2022), which increased the total solicitation target (including future solicitations) for offshore wind energy generation to 5,600 MW by June 30, 2027. The EDCs received bids for offshore wind energy generation from three developers as part of a multi-state solicitation with Rhode Island and Connecticut. In September 2024, the DOER selected a portfolio of projects totaling 2,678 MW from the three projects, one of which was dependent on commitments from Connecticut. In December 2024, Connecticut withdrew from contract negotiations resulting in the termination of the conditional project. Contract negotiations with the remaining two developers have been extended to January 29, 2027.

In December 2024, the Massachusetts Legislature approved “An Act promoting a clean energy grid, advancing equity, and protecting ratepayers” which among other provisions, extends the period for long-term renewable contracts up to 30 years and directs the EDCs, under a new Section 83E, to “jointly and competitively solicit proposals for energy storage systems and enter into cost-effective long-term contracts equal to, in the aggregate, approximately 5,000 megawatts of energy storage systems not later than July 31, 2030.” Pursuant to Section 83E, the EDCs jointly issued the first RFP for energy storage systems (ESS) in July 2025 seeking environmental attributes associated with approximately 1,500 megawatts of mid-duration energy storage systems. In December 2025, the DOER selected a portfolio of battery energy storage projects that total 1,268 MW. On July 2, 2026, the EDCs filed long-term contracts for three of the four selected storage projects with the MDPU for approval. One project paused negotiations with the EDCs in order to assess the cost impacts of the most recent ISO-NE Cluster Study results. A second solicitation under Section 83E is currently being developed for release in July 2026. Fitchburg’s pro rata share of the contracts resulting from these procurements is approximately one percent.

Pursuant to Section 82 of Chapter 179 of the Acts of 2022 (An Act driving clean energy and offshore wind), the DOER is authorized to coordinate with other New England states issuing competitive solicitations for long-term clean energy generation, including nuclear power generation, associated environmental attributes, transmission or capacity for the benefit of residents of the Commonwealth and the region. If the DOER, in consultation with the EDCs and the office of the Attorney General, determines not later than December 31, 2027, that a project would satisfy the benefits listed in Section 82, the DOER may direct the EDCs to enter into cost-effective long-term contracts. The DOER and the EDCs are currently engaging with Maine and other New England states to consider participating in procurements issued by Maine and Connecticut to potentially procure environmental attributes, energy, or transmission. On September 10, 2025, Connecticut issued an Expedited Zero Carbon RRP for advanced stage solar, wind, and co-located storage projects with bids due on October 10, 2025. DOER, in consultation with the EDCs, evaluated the bids under the Section 82 beneficial determination criteria and they selected two projects for Massachusetts to enter into long-term contracts for up to 100% of the energy and RECs. The EDCs are presently in negotiations with the developers. Fitchburg’s pro rata share of the contracts resulting from the Section 82 procurements is approximately one percent.

The DOER and the EDCs are currently assessing transmission and renewable generation bids received through the Northern Maine Renewable Energy Development RFP issued on December 19, 2025. DOER and the EDCs are also evaluating bids received in the Connecticut 2026 Zero Carbon RFP for nuclear, hydropower, solar, onshore wind, and paired/co-located storage that was issued on January 30, 2026. Project selection for both procurements is expected to occur during Q3 2026. The EDCs would then initiate contract negotiations with the selected developers.

FERC Transmission Formula Rate Proceedings- Pursuant to Section 206 of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (ROE) component of the ISO-New England, Inc. Participating Transmission Owners’ (PTOs) Regional Network Service and Local Network Service formula rates. In August 2013, FERC had found that the Transmission Owners' existing ROE was unlawful, and set a new ROE. On April 14, 2017, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating and remanding FERC’s decision, finding that FERC had failed to articulate a satisfactory explanation for its orders. The ROE set in the vacated order was to remain in place until FERC took further action. On November 21, 2019, the FERC issued an order in EL14-12, Midcontinent Independent System Operator ROE, in which FERC outlined a new methodology for calculating the ROE. The New England Transmission Owners (NETOs) thereafter filed a motion to reopen the record in their pending ROE dockets, which was granted. On March 19, 2026, the FERC issued Opinion No. 594 in Docket No. EL 11-66 reducing the ROE from 10.57% to 9.57% effective October 1, 2011 and established refund periods of October 1, 2011 to December 31, 2012 and October 16, 2014 to March 19, 2026. Fitchburg recorded a charge of $0.9 million in the three months ended March 31, 2026 related to the refund periods. A ROE of 9.57% will be used to calculate transmission revenue requirements effective for the remainder of 2026 and going forward.

The NETOs were directed to file refund reports by April 18, 2026. On April 2, 2026, the NETOs filed a motion to extend the refund deadline and requested an expedited comment period. The motion was granted on April 14, 2026 and set a refund date of May 20, 2027. Refund reports are due June 4, 2027. On April 20, 2026, the NETOs timely sought rehearing of Opinion No. 594, which FERC denied on May 21, 2026. The NETOs appealed FERC Opinion No. 594 to the U.S. Court of Appeals, DC Circuit on June 17, 2026. This appeal remains pending.

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

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of June 30, 2026, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material effect on the Company’s consolidated financial position or results of operations.

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

In May 2024, NH DES requested additional information in connection with the Company’s December 2022 remedial action plan (RAP), regarding groundwater contaminants at the Rochester site. In anticipation of the NH DES approval of one of the RAP alternatives and subsequent request for project design, the Company has accrued $5.9 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. Due to extended regulatory review time periods, Northern Utilities anticipates the commencement of remediation activities in 2027.

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

Fitchburg’s Manufactured Gas Plant Site - Fitchburg has worked with the Massachusetts Department of Environmental Protection (Mass DEP) to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring continues. Following submittal of the Immediate Response Action (IRA) plan in October 2023, and an update in November 2024, the Mass DEP, in May 2025, concurred with the proposed limited excavation and armoring of the riverbank at the identified seep area. Fitchburg has accrued $300,000 for estimated costs to complete the remediation at the Sawyer Passway site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. The Company has determined that the high end of the range of reasonably possible remediation costs for the Sawyer Passway site could be $3.7 million based on remediation alternatives. Fitchburg anticipates the commencement of the remediation activity in September 2026.

Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.

Unitil Energy - Kensington Distribution Operations Center - Unitil Energy conducted a Phase I and II supplement environmental site assessment (ESA) in the second quarter of 2021 at its former distribution operations center in Kensington, NH. In November 2025, the NH DES requested additional investigation to further refine the Supplemental Site Investigation (SSI) submitted in June 2023, as well as develop a remedial action plan (RAP) based upon reported observations. Unitil Energy anticipates the commencement of remediation activities in late 2027, following RAP approval by the NH DES. In its most recent rate case, Unitil Energy received approval from the NHPUC to create a regulatory asset for the remediation costs

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the six months ended June 30, 2026 and 2025.

	June 30,
Environmental Obligations (millions)	2026	2025
Total Balance at Beginning of Period	$8.1	$7.8
Additions	0.6	0.3
Less: Payments / Reductions	0.4	0.3
Total Balance at End of Period	8.3	7.8
Less: Current Portion	0.8	0.7
Noncurrent Balance at End of Period	$7.5	$7.1

Note 9: INCOME TAXES

In December 2023, the FASB issued ASU 2023-09 – Income taxes: Improvements to Income Tax Disclosures which includes amendments that further enhance income tax disclosures and income taxes paid by individual jurisdiction. The Company adopted ASU 2023-09 as of December 31, 2025 on a prospective basis. The following table presents the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate for the six months ended June 30, 2026:

	For the Six Months Ended June 30, 2026
(Dollars in thousands)	Amount	Rate
U.S. Federal Statutory Tax Rate	$10,695	21.0%
State Income Taxes, net of Federal Income Tax	3,323	6.5%
Production Tax Credit	(98)	(0.2)%
Nontaxable and Nondeductible Items
Regulatory Amortization of Excess ADIT	(1,167)	(2.3)%
Other	230	0.5%
Income Tax Expense and Effective Income Tax Rate	$12,983	25.5%

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table for the six months ended June 30, 2025:

For the Six Months Ended June 30, 2025
Statutory Federal Income Tax Rate	21%
Income Tax Effects of:
State Income Taxes, net	7
Utility Plant Differences	(4)
Effective Income Tax Rate	24%

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

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction of the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) and recorded a net liability in the amount of $48.9 million at December 31, 2017. The Company expects to flow through to customers $47.1 million of excess ADIT in utility base rates. The benefit of protected excess ADIT amounts will be subject to flow back to customers in utility rates according to the Average Rate Assumption Method (ARAM). The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. As of June 30, 2026, the Company flowed back $15.1 million to customers in its Massachusetts, Maine, New Hampshire and federal jurisdictions.

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

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
For the Three Months Ended June 30,	2026	2025	2026	2025	2026	2025
Service Cost	$405	$436	$518	$501	$44	$40
Interest Cost	2,004	2,016	1,163	992	174	172
Expected Return on Plan Assets	(2,860)	(2,625)	(1,210)	(1,085)	—	—
Prior Service Cost Amortization	92	64	—	—	—	2
Actuarial Loss Amortization	83	319	(21)	(187)	—	(54)
Sub-total	(276)	210	450	221	218	160
Amounts Capitalized and Deferred	245	26	(147)	(48)	(68)	(50)
Net Periodic Benefit Cost Recognized	$(31)	$236	$303	$173	$150	$110

	Pension Plan		PBOP Plan		SERP
For the Six Months Ended June 30,	2026	2025	2026	2025	2026	2025
Service Cost	$809	$872	$1,036	$1,003	$89	$79
Interest Cost	4,009	4,032	2,326	1,984	347	344
Expected Return on Plan Assets	(5,719)	(5,249)	(2,421)	(2,171)	—	—
Prior Service Cost Amortization	184	128	—	—	—	4
Actuarial Loss Amortization	165	638	(41)	(374)	—	(107)
Sub-total	(552)	421	900	442	436	320
Amounts Capitalized and Deferred	584	135	(226)	(34)	(136)	(101)
Net Periodic Benefit Cost Recognized	$32	$556	$674	$408	$300	$219

Employer Contributions

As of June 30, 2026, the Company had not made any contributions to its Pension Plan and PBOP Plan, respectively, in 2026. The Company, along with its subsidiaries, expects to make contributions to its Pension and PBOP Plans in 2026 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of June 30, 2026, the Company had made $0.3 million of benefit payments under the SERP Plan in 2026. The Company presently anticipates making an additional $0.4 million of benefit payments under the SERP Plan in 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Commodity Price Risk” sections of Part II, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report (above).

Item 4. Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of June 30, 2026 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2025 as filed with the SEC on February 9, 2026, except as set forth below.

The Company entered the water sector through the acquisition of AWC-NH and Abenaki. As noted above in the Cautionary Statements, water businesses are subject to a number of risks. Although the water businesses are not currently expected to materially contribute to the results of operations for Unitil, these businesses are subject to risks that could adversely affect their results of operations including: environmental, water quality and health and safety laws and regulations; limitations of water supplies; conservation efforts by customers; contamination of water supplies, including water service provided to customers; and failure of the water network. Significant losses, liabilities, or impairments arising from these businesses may adversely affect Unitil's financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company for the fiscal period ended June 30, 2026.

Issuer Purchases of Equity Securities

There were no purchases of equity securities by the Company for the fiscal period ended June 30, 2026.

Item 5. Other Information

(a) On August 3, 2026, the Company issued a press release announcing its results of operations for the three and six-month periods ended June 30, 2026. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

(b) During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted or terminated a Rule10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K promulgated under the Securities Exchange Act of 1934) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Securities Exchange Act of 1934).

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference*

2.1	Amendment No. 3 to Purchase and Sale Agreement, dated as of May 25, 2026, by and among Unitil Corporation, Aquarion Water Authority and South Central Connecticut Regional Water Authority.	Exhibit 2.1 to Form 8-K for May 25, 2026 (SEC File No. 1-8858)

2.2	Amendment No. 4 to Purchase and Sale Agreement, dated as of June 30, 2026, by and among Unitil Corporation, Aquarion Water Authority and South Central Connecticut Regional Water Authority.	Exhibit 2.1 to Form 8-K for June 30, 2026 (SEC File No. 1-8858)

4.1 (1)(2)	Note Purchase Agreement dated April 30, 2026 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein.	Exhibit 4.1 to Form 8-K for April 30, 2026 (SEC File No. 1-8858)

4.2	5.62% Senior Note, Series 2026A, due April 30, 2036, issued by Fitchburg Gas and Electric Light Company to State Farm Life Insurance Company	Exhibit 4.2 to Form 8-K for April 30, 2026 (SEC File No. 1-8858)

4.3	5.87% Senior Note, Series 2026B, due April 30, 2041, issued by Fitchburg Gas and Electric Light Company to State Farm Life Insurance Company	Exhibit 4.2 to Form 8-K for April 30, 2026 (SEC File No. 1-8858)

4.4 (2)	Amended and Restated Credit Agreement dated June 30, 2026 among Unitil Corporation, The Bank of Nova Scotia, as agent, and The Bank of Nova Scotia, as lender	Exhibit 4.1 to Form 8-K for June 30, 2026 (SEC File No. 1-8858)

10.1 (2)	Operating and Transition Services Agreement dated June 30, 2026 among Aquarion Water Authority, Unitil Corporation and Eversource Energy	Exhibit 10.2 to Form 8-K for June 30, 2026 (SEC File No. 1-8858)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated August 3, 2026 Announcing Earnings for the Quarter Ended June 30, 2026.	Furnished herewith

Exhibit No.	Description of Exhibit	Reference*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

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

UNITIL CORPORATION
(Registrant)

Date: August 3, 2026	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Financial Officer

Date: August 3, 2026	/s/ Todd R. Diggins
Todd R. Diggins
Chief Accounting Officer