Form 10-Q
period 2026-09-30
UNITIL CORP
filed 2026-11-02
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2026
Common Stock, no par value	18,559,891 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2026

In this Quarterly Report on Form 10-Q, the “Company,” “Unitil,” “we,” “us,” “our” and similar terms refer to Unitil Corporation and its subsidiaries, unless the context requires otherwise.

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
•
contamination of water supplies or the Company's water service provided to customers could result in service limitations and interruptions and exposure to substances not typically found in potable water supplies, and could subject the Company to reductions in usage and other responsive obligations, government enforcement actions, damage to the Company reputation and private litigation;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

See the information beginning on page 17 of this Quarterly Report on Form 10-Q.

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

AWC-NH and Abenaki are collectively referred to as the “water distribution utilities.” Together, the water distribution utilities serve approximately 10,700 water customers.

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

At September 30, 2026, Unitil had an investment in Net Utility Plant of $2.0 billion. Earnings from Unitil’s utility operations are derived primarily from the return on investment in the utility assets of the five energy distribution utilities, the two water distribution utilities and Granite State.

The Company’s other subsidiaries include Unitil Service Corp., which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies; Unitil Realty Corp., which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire and owns land in Kingston, New Hampshire, on which Unitil Energy’s solar facility is located; Unitil Power Corp., which formerly functioned as the full requirements wholesale power supply provider for Unitil Energy; Unitil Resources, Inc., a non-regulated subsidiary, which currently does not have any activity; and Unitil Water Corp., which currently does not have any activity. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

REGULATION

Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its energy distribution subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 regarding certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities also are regulated by the FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions with regard to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the New Hampshire Public Utilities Commission (NHPUC); Fitchburg is subject to regulation by the Massachusetts Department of Public Utilities (MDPU); Northern Utilities is regulated by the NHPUC and the Maine Public Utilities Commission (MPUC); Bangor and Maine Natural are subject to regulation by the MPUC; and AWC-NH and Abenaki are subject to regulation by the NHPUC. Granite State, Unitil’s interstate gas transmission pipeline, is subject to regulation by FERC regarding its rates and operations. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.

Primarily all of Unitil's distribution subsidiaries deliver electricity, natural gas and/or water to all customers at rates established under cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities are provided the opportunity to recover the cost of providing distribution service to their customers based on a test year, and to earn a reasonable return on their capital investment on utility assets. In addition, the Company’s distribution utilities and its natural gas transmission pipeline company may recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments and cost tracking rate mechanisms. Bangor and Maine Natural’s Augusta Service Area deliver natural gas to their customers at rates established under alternative rate plans, which provide multi-year rate changes designed to approximate market-based rates.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended September 30, 2026 and September 30, 2025 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Reconciliation of Adjusted Net Income to GAAP Net Income

In the following tables, the Company has reconciled Adjusted Net Income to GAAP Net Income, which we believe to be the most comparable GAAP financial measure.

(Millions, except per share data)
	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Amount	Per Share	Amount	Per Share
GAAP Net Income (Loss)	$(1.5)	$(0.08)	$(0.3)	$(0.02)
Transaction Costs	0.8	0.04	0.7	0.05
Adjusted Net Income (Loss)	$(0.7)	$(0.04)	$0.4	$0.03

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Amount	Per Share	Amount	Per Share
GAAP Net Income	$36.4	$2.02	$31.2	$1.89
Transaction Costs	1.9	0.10	2.3	0.14
Adjusted Net Income	$38.3	$2.12	$33.5	$2.03

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

In the following tables, the Company has reconciled Electric and Gas Adjusted Gross Margin to GAAP Gross Margin, which we believe to be the most comparable GAAP financial measure. GAAP Gross Margin is calculated as Revenue less Cost of Sales and Depreciation and Amortization. The Company calculates Electric and Gas Adjusted Gross Margin as Revenue less Cost of Sales. The Company believes excluding Depreciation and Amortization, which are period costs and not related to volumetric sales, is a meaningful measure to inform investors of the Company’s profitability from electric and gas sales in the period.

Three Months Ended September 30, 2026 (millions)
	Electric	Gas	Total
Total Operating Revenue	$68.6	$40.9	$109.5
Less: Cost of Sales	(33.8)	(11.7)	(45.5)
Less: Depreciation and Amortization	(8.7)	(15.7)	(24.4)
GAAP Gross Margin	26.1	13.5	39.6
Depreciation and Amortization	8.7	15.7	24.4
Adjusted Gross Margin	$34.8	$29.2	$64.0

Three Months Ended September 30, 2025 (millions)
	Electric	Gas	Total
Total Operating Revenue	$64.3	$36.8	$101.1
Less: Cost of Sales	(31.2)	(10.2)	(41.4)
Less: Depreciation and Amortization	(8.0)	(14.2)	(22.2)
GAAP Gross Margin	25.1	12.4	37.5
Depreciation and Amortization	8.0	14.2	22.2
Adjusted Gross Margin	$33.1	$26.6	$59.7

Nine Months Ended September 30, 2026 (millions)
	Electric	Gas	Total
Total Operating Revenue	$195.8	$247.6	$443.4
Less: Cost of Sales	(99.8)	(95.7)	(195.5)
Less: Depreciation and Amortization	(25.6)	(46.3)	(71.9)
GAAP Gross Margin	70.4	105.6	176.0
Depreciation and Amortization	25.6	46.3	71.9
Adjusted Gross Margin	$96.0	$151.9	$247.9

Nine Months Ended September 30, 2025 (millions)
	Electric	Gas	Total
Total Operating Revenue	$175.5	$199.0	$374.5
Less: Cost of Sales	(89.1)	(64.3)	(153.4)
Less: Depreciation and Amortization	(23.7)	(42.0)	(65.7)
GAAP Gross Margin	62.7	92.7	155.4
Depreciation and Amortization	23.7	42.0	65.7
Adjusted Gross Margin	$86.4	$134.7	$221.1

Electric GAAP Gross Margin was $26.1 million in the three months ended September 30, 2026, an increase of $1.0 million compared to the same period in 2025. Electric GAAP Gross Margin was $70.4 million in the nine months ended September 30, 2026, an increase of $7.7 million compared to the same period in 2025. The three-month period increase was driven by higher rates and customer growth of $1.7 million, partially offset by higher depreciation and amortization expense of $0.7 million. The nine-month period increase was driven by higher rates of $10.3 million, partially offset by higher depreciation and amortization expense of $1.9 million and a one-time reduction of FERC transmission revenue of $0.7 million (see Note 7 Regulatory Matters: FERC Transmission Formula Rate Proceedings).

Gas GAAP Gross Margin was $13.5 million in the three months ended September 30, 2026, an increase of $1.1 million compared to the same period in 2025. Gas GAAP Gross Margin was $105.6 million in the nine months ended September 30, 2026, an increase of $12.9 million compared to the same period in 2025. The increase in the three-month period was driven by higher rates and customer growth of $2.6 million, partially offset by higher depreciation and amortization of $1.5 million. The increase in the nine-month period was driven by higher rates and customer growth of $15.8 million, the favorable effects of colder winter weather in 2026 of $1.4 million, partially offset by higher depreciation and amortization of $4.3 million. Included in gas operating revenue, cost of gas sales and depreciation and amortization for the three months ended September 30, 2026 was $2.9 million, $1.1 million and $0.9 million, respectively, related to Maine Natural. Included in gas operating revenue, cost of gas sales and depreciation and amortization for the nine months ended September 30, 2026 was $25.4 million, $14.9 million and $2.4 million, respectively, related to Maine Natural.

Earnings Overview

The Company’s Net Income (Loss) was ($1.5) million, or ($0.08) in EPS for the third quarter of 2026, a decrease of $1.2 million in Net Income, or $0.06 in EPS, compared to the third quarter of 2025. The Company's Adjusted Net Income (Loss) (a non-GAAP financial measure), which excluded transaction-related costs in connection with the acquisitions of Bangor, Maine Natural and the Aquarion Companies, was ($0.7) million, or ($0.04) in EPS for the third quarter of 2026, a decrease of $1.1 million, or $0.07 in EPS, when compared to the third quarter of 2025.

The Company’s Net Income was $36.4 million, or $2.02 in EPS for the first nine months of 2026, an increase of $5.2 million in Net Income, or $0.13 in EPS, compared to the first nine months of 2025. The Company's Adjusted Net Income (a non-GAAP financial measure), which excluded transaction-related costs in connection with the acquisitions of Bangor, Maine Natural and the Aquarion Companies, was $38.3 million, or $2.12 in EPS for the first nine months of 2026, an increase of $4.8 million, or $0.09 in EPS, when compared to the first nine months of 2025.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $34.8 million and $96.0 million in the three and nine months ended September 30, 2026, respectively, increases of $1.7 million and $9.6 million, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher rates and customer growth of $1.7 million. The increase in the nine-month period reflects higher rates of $10.3 million, partially offset by a one-time reduction of FERC transmission revenue of $0.7 million (see Note 7 Regulatory Matters: FERC Transmission Formula Rate Proceedings).

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $29.2 million and $151.9 million in the three and nine months ended September 30, 2026, respectively, increases of $2.6 million and $17.2 million, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher rates and customer growth of $2.6 million. The increase in the nine-month period was driven by higher rates and customer growth of $15.8 million and the favorable effects of colder winter weather in 2026 of $1.4 million. Included in the Gas Adjusted Gross Margin for the three and nine months ended September 30, 2026 was $1.8 million and $10.5 million, respectively, related to Maine Natural.

Water Revenues were $3.1 million for the three and nine months ended September 30, 2026. There were no Water Revenues recognized for the three and nine months ended September 30, 2025 as the acquisitions of the AWC-NH and Abenaki closed on June 30, 2026. Please see Note 1 (Summary of Significant Accounting Policies: Acquisition of the Aquarion Water Companies) for additional details.

Operation and Maintenance (O&M) expenses increased $4.9 million and $8.2 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher utility operating costs of $2.6 million, higher labor and other costs of $2.2 million and higher acquisition costs of $0.1 million. The increase in the nine-month period reflects higher utility operating costs of $5.1 million, and higher labor and other costs of $3.8 million, partially offset by lower acquisition costs of $0.7 million. Included in O&M expenses for the three and nine months ended September 30, 2026 were $1.2 million and $3.9 million, respectively, related to Maine Natural and $1.2 million and $1.2 million, respectively, related to the Aquarion Companies. Excluding O&M expenses for Maine Natural, the Aquarion Companies and transaction costs, O&M expenses for legacy operations would have increased by $2.4 million and $3.8 million for the three and nine months ended September 30, 2026, respectively.

Depreciation and Amortization expense increased $2.6 million and $6.6 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher levels of utility plant in service, and higher amortization of recoverable storm costs and other deferred costs. The increase in the nine-month period reflects higher levels of utility plant in service and higher amortization of recoverable storm costs, partially offset by lower amortization of other deferred costs. Included in Depreciation and Amortization for the three and nine months ended September 30, 2026 was $0.9 million and $2.4 million, respectively, related to Maine Natural and $0.4 million and $0.4 million, respectively, related to the Aquarion Companies.

Taxes Other Than Income Taxes increased $0.1 million and $3.5 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. These increases reflect higher local property taxes on higher utility plant in service and higher payroll taxes. Included in Taxes Other Than Income Taxes for the three and nine months ended September 30, 2026 were $0.5 million and $1.3 million, respectively, related to Maine Natural and $0.2 million and $0.2 million, respectively, related to the Aquarion Companies.

Interest Expense, Net increased $2.1 million and $4.9 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily reflecting higher levels of short-term borrowings and long-term debt, partially offset by lower interest expense for regulatory liabilities.

Other Expense (Income), Net decreased $0.7 million and $0.9 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily from lower retirement benefit costs.

Provision for (Benefit from) Income Taxes increased $0.4 million in the three months ended September 30, 2026, compared with the same period in 2025, reflecting higher pre-tax loss in 2026. Provision for (Benefit from) Income Taxes increased $2.4 million in the nine months ended September 30, 2026, compared with the same period in 2025, reflecting higher pre-tax earnings in 2026.

At its January 2026, April 2026, July 2026 and October 2026 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.475 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.90 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

Electric Revenues, Adjusted Gross Margin and Sales

Electric Operating Revenues and Electric Adjusted Gross Margin (a non-GAAP financial measure) - The following table details Total Electric Operating Revenues and Electric Adjusted Gross Margin for the three and nine months ended September 30, 2026 and 2025:

Electric Operating Revenues and Electric Adjusted Gross Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Electric Operating Revenue:
Residential	$37.6	$36.6	$1.0	2.7%	$107.9	$98.8	$9.1	9.2%
Commercial / Industrial	31.0	27.7	3.3	11.9%	87.9	76.7	11.2	14.6%
Total Electric Operating Revenue	68.6	64.3	4.3	6.7%	195.8	175.5	20.3	11.6%
Cost of Electric Sales	33.8	31.2	2.6	8.3%	99.8	89.1	10.7	12.0%
Electric Adjusted Gross Margin	$34.8	$33.1	$1.7	5.1%	$96.0	$86.4	$9.6	11.1%

Total Electric Operating Revenue increased $4.3 million, or 6.7%, and $20.3 million, or 11.6%, in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher electric distribution rates and higher costs of electric sales, which are tracked and reconciled to costs that are passed through directly to customers. The increase in the nine-month period reflects higher electric distribution rates, and higher costs of electric sales, which are tracked and reconciled to costs that are passed through directly to customers, partially offset by a one-time reduction of FERC transmission revenue.

Electric GAAP Gross Margin is discussed above in the section entitled “Use of GAAP and Non-GAAP Financial Measures.”

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $34.8 million and $96.0 million for the three and nine months ended September 30, 2026, respectively, increases of $1.7 million and $9.6 million, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher rates and customer growth of $1.7 million. The increase in the nine-month period reflects higher rates of $10.3 million, partially offset by a one-time reduction of FERC transmission revenue of $0.7 million (see Note 7 Regulatory Matters: FERC Transmission Formula Rate Proceedings).

Kilowatt-hour Sales - Unitil’s total electric kWh sales increased 1.3% and decreased 0.6% in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. Sales to Residential and Commercial and Industrial (C&I) customers increased 0.4% and 2.0%, respectively, in the three months ended September 30, 2026, compared to the same period in 2025, reflecting customer growth. Sales to Residential customers increased 1.8% in the nine months ended September 30, 2026, compared to the same period in 2025, reflecting colder winter weather for heating purposes in 2026, and customer growth. Sales to C&I customers decreased 2.4% in the nine months ended September 30, 2026, compared to the same period in 2025, reflecting the loss of a large industrial customer in the Fitchburg service area in 2025, partially offset by customer growth. As of September 30, 2026, the number of electric customers increased by approximately 430 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales. Substantially all of the Company’s electric kWh sales volumes are decoupled.

The following table details total kWh sales for the three and nine months ended September 30, 2026 and 2025 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Residential	191.4	190.6	0.8	0.4%	538.6	529.3	9.3	1.8%
Commercial / Industrial	241.2	236.5	4.7	2.0%	666.2	682.6	(16.4)	(2.4)%
Total	432.6	427.1	5.5	1.3%	1,204.8	1,211.9	(7.1)	(0.6)%

Gas Revenues, Adjusted Gross Margin and Sales

Gas Operating Revenues and Adjusted Gross Margin (a non-GAAP financial measure) - The following table details Total Gas Operating Revenues and Gas Adjusted Gross Margin for the three and nine months ended September 30, 2026 and 2025:

Gas Operating Revenues and Gas Adjusted Gross Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Gas Operating Revenue:
Residential	$14.3	$13.5	$0.8	5.9%	$100.2	$83.7	$16.5	19.7%
Commercial / Industrial	26.6	23.3	3.3	14.2%	147.4	115.3	32.1	27.8%
Total Gas Operating Revenue	40.9	36.8	4.1	11.1%	247.6	199.0	48.6	24.4%
Cost of Gas Sales	11.7	10.2	1.5	14.7%	95.7	64.3	31.4	48.8%
Gas Adjusted Gross Margin	$29.2	$26.6	$2.6	9.8%	$151.9	$134.7	$17.2	12.8%

Total Gas Operating Revenue increased $4.1 million, or 11.1%, and increased $48.6 million, or 24.4%, in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period includes $2.9 million of gas operating revenue for Maine Natural, higher rates and customer growth, and higher costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers. The increase in the nine-month period includes $25.4 million of gas operating revenue for Maine Natural, higher rates and customer growth, the favorable impact of colder winter weather in 2026 and higher costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers.

Gas GAAP Gross Margin is discussed above in the section entitled “Use of GAAP and Non-GAAP Financial Measures.”

Gas Adjusted Gross Margin increased $2.6 million, or 9.8%, and increased $17.2 million, or 12.8%, in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period includes $1.8 million of gas adjusted gross margin for Maine Natural, higher rates and customer growth. The increase in the nine-month period includes $10.5 million of gas adjusted gross margin for Maine Natural, higher rates and customer growth, the favorable impact of colder winter weather in 2026 and higher costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers.

Therm Sales - Unitil’s total gas therm sales increased 10.5% and 11.9% in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. In the third quarter of 2026, sales to Residential and C&I customers increased 6.9% and 10.9%, respectively, compared to the same period in 2025, reflecting customer growth. In the first nine months of 2026, sales to Residential and C&I customers increased 13.2% and 11.5%, respectively, compared to the same period in 2025, reflecting colder winter weather in 2026 and customer growth. Included in the total gas therm sales increases were 2.3 million therms and 17.1 million therms for the three and nine months ended September 30, 2026, respectively, related to Maine Natural. Based on weather data collected in the Company’s gas service areas, on average there were 2.3% higher effective degree days in the first nine months of 2026 compared to the same period in 2025. As of September 30, 2026, the number of gas customers increased by approximately 6,550 over the previous year. Included in this increase was 6,300 customers related to Maine Natural. Sales margins derived from decoupled unit sales (currently representing approximately 38% of total annual therm sales volume) are not sensitive to changes in gas therm sales, although those sales margins are sensitive to changes in the number of customers served.

The following table details total therm sales for the three and nine months ended September 30, 2026 and 2025 by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Residential	3.1	2.9	0.2	6.9%	47.1	41.6	5.5	13.2%
Commercial / Industrial	31.6	28.5	3.1	10.9%	176.5	158.3	18.2	11.5%
Total	34.7	31.4	3.3	10.5%	223.6	199.9	23.7	11.9%

The Company transported 6.8 million therms and 75.5 million therms in the three and nine months ended September 30, 2026, respectively, to two electric generation facilities in Maine. As these facilities were charged fixed fees and utilized third-party energy suppliers for natural gas, the therms were not included in the above table.

Water Revenues and Sales

Water Operating Revenues - The following table details Total Water Operating Revenues for the three and nine months ended September 30, 2026 and 2025:

Water Operating Revenues (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Water Operating Revenue:
Residential	$2.0	$—	$2.0	—	$2.0	$—	$2.0	—
Commercial / Industrial	1.1	—	1.1	—	1.1	—	1.1	—
Total Water Operating Revenue	$3.1	$—	$3.1	—	$3.1	$—	$3.1	—

Water Revenues were $3.1 million for the three and nine months ended September 30, 2026. There were no Water Revenues recognized for the three and nine months ended September 30, 2025 as the acquisitions of the AWC-NH and Abenaki closed on June 30, 2026. Please see Note 1 (Summary of Significant Accounting Policies: Acquisition of the Aquarion Water Companies) for additional details.

Gallon Sales - Unitil’s total water gallon sales were 226.4 million gallons in the three and nine months ended September 30, 2026. There were no water gallon sales recognized in the three and nine months ended September 30, 2025 as the acquisitions of the AWC-NH and Abenaki closed on June 30, 2026. Please see Note 1 (Summary of Significant Accounting Policies: Acquisition of the Aquarion Water Companies) for additional details.

The following table details total gallon sales for the three and nine months ended September 30, 2026 and 2025 by major customer class:

Gallon Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Residential	166.7	—	166.7	—	166.7	—	166.7	—
Commercial / Industrial	59.7	—	59.7	—	59.7	—	59.7	—
Total	226.4	—	226.4	—	226.4	—	226.4	—

Operating Expenses

Cost of Electric Sales - Cost of Electric Sales includes the cost of electric supply and spending on energy efficiency programs. Cost of Electric Sales increased $2.6 million, or 8.3%, and $10.7 million, or 12.0%, in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase primarily reflects higher wholesale electricity prices and energy efficiency spending. Because the Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Cost of Gas Sales - Cost of Gas Sales includes the cost to supply the Company’s total gas requirements and spending on energy efficiency programs. Cost of Gas Sales increased $1.5 million, or 14.7%, and $31.4 million, or 48.8%, in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher gas therm sales, including $1.1 million at Maine Natural, partially offset by lower wholesale gas commodity prices. The increase in the nine-month period reflects higher wholesale gas commodity prices and higher gas therm sales, including $14.9 million at Maine Natural. Because the Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) - O&M expense includes electric, gas and water utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expenses increased $4.9 million, or 22.4%, and $8.2 million, or 12.5%, in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher utility operating costs of $2.6 million, higher labor and other costs of $2.2 million and higher acquisition costs of $0.1 million. The increase in the nine-month period reflects higher utility operating costs of $5.1 million, and higher labor and other costs of $3.8 million, partially offset by lower acquisition costs of $0.7 million. Included in O&M expenses for the three and nine months ended September 30, 2026 were $1.2 million and $3.9 million, respectively, related to Maine Natural and $1.2 million and $1.2 million, respectively, related to the Aquarion Companies. Excluding O&M expenses for Maine Natural, the Aquarion

Companies and transaction costs, O&M expenses for legacy operations would have increased by $2.4 million, or 11.0%, and $3.8 million, or 5.8%, for the three and nine months ended September 30, 2026, respectively.

Depreciation and Amortization - Depreciation and Amortization expense increased $2.6 million, or 11.7%, and $6.6 million, or 10.0%, in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase in the three-month period reflects higher levels of utility plant in service, and higher amortization of recoverable storm costs and other deferred costs. The increase in the nine-month period reflects higher levels of utility plant in service and higher amortization of recoverable storm costs, partially offset by lower amortization of other deferred costs. Included in Depreciation and Amortization for the three and nine months ended September 30, 2026 was $0.9 million and $2.4 million, respectively, related to Maine Natural and $0.4 million and $0.4 million, respectively, related to the Aquarion Companies.

Taxes Other Than Income Taxes - Taxes Other Than Income Taxes increased $0.1 million, or 1.2%, and $3.5 million, or 15.2%, in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. These increases reflect higher local property taxes on higher utility plant in service and higher payroll taxes. Included in Taxes Other Than Income Taxes for the three and nine months ended September 30, 2026 were $0.5 million and $1.3 million, respectively, related to Maine Natural and $0.2 million and $0.2 million, respectively, related to the Aquarion Companies.

Other Expense (Income), Net - Other Expense (Income), Net decreased $0.7 million and $0.9 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily from lower retirement benefit costs.

Provision for (Benefit from) Income Taxes - Federal and State Income Taxes decreased $0.4 million in the three months ended September 30, 2026, compared with the same period in 2025, reflecting lower pre-tax earnings in 2026. Federal and State Income Taxes increased $2.4 million in the nine months ended September 30, 2026, compared with the same period in 2025, reflecting higher pre-tax earnings in 2026.

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

Unitil’s energy utility subsidiaries operate several reconciling rate mechanisms to recover specifically identified costs on a pass-through basis. These reconciling rate mechanisms track costs and revenue on a monthly basis. In any given month, this tracking and reconciling process will produce either an under-collected or an over-collected position. In accordance with the energy distribution utilities’ rate tariffs, interest is accrued on these balances and will produce either interest income or interest expense. Consistent with regulatory precedent, interest income is recorded on an under-collection of costs which creates a regulatory asset to be recovered in future periods when rates are reset. Interest expense is recorded on an over-collection of costs, which creates a regulatory liability to be refunded in future periods when rates are reset.

	Three Months Ended September 30,			Nine Months Ended September 30,
Interest Expense, Net (millions)	2026	2025	Change	2026	2025	Change
Interest Expense
Long-term Debt	$9.3	$8.5	$0.8	$26.7	$24.7	$2.0
Short-term Debt	3.4	1.8	1.6	9.2	5.9	3.3
Regulatory Liabilities	0.2	0.4	(0.2)	1.1	1.6	(0.5)
Subtotal Interest Expense	12.9	10.7	2.2	37.0	32.2	4.8
Interest (Income)
Regulatory Assets	(0.7)	(0.9)	0.2	(2.0)	(2.6)	0.6
AFUDC(1) and Other	(1.2)	(0.9)	(0.3)	(2.8)	(2.3)	(0.5)
Subtotal Interest (Income)	(1.9)	(1.8)	(0.1)	(4.8)	(4.9)	0.1
Total Interest Expense, Net	$11.0	$8.9	$2.1	$32.2	$27.3	$4.9

(1)
AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net increased $2.1 million, or 23.6%, and $4.9 million, or 17.9%, in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily reflecting higher levels of short-term borrowings and long-term debt, partially offset by lower interest expense for regulatory liabilities.

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

On June 3, 2025, the Company entered into an at-the-market equity offering program (the ATM program) with sales agents under which the Company may, from time to time, offer and sell shares of Unitil's common stock having an aggregate offering price of up to $50 million. Sales of common stock under the ATM program, if any, are made pursuant to a shelf registration statement on Form S-3 (File No. 333-287753) and a related prospectus supplement filed with the Securities and Exchange Commission. As of September 30, 2026, the Company had sold an aggregate of 356,020 shares under the ATM program for net proceeds of $18.3 million. As of September 30, 2026, approximately $31.3 million remains available for future sales under the program. There were 328,400 shares sold under the ATM program for net proceeds of $16.9 million during the nine months ended September 30, 2026. Subsequent to September 30, 2026, through the date of this filing the Company had sold an aggregate of 200,000 shares under the ATM program for net proceeds of $9.9 million, and approximately $21.3 million remains available for future issuance under the ATM program.

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). As of September 30, 2026, September 30, 2025 and December 31, 2025, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $326.9 million for the nine months ended September 30, 2026. Total gross repayments were $337.2 million for the nine months ended September 30, 2026. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30, 2026, September 30, 2025 and December 31, 2025:

	September 30,		December 31,
Revolving Credit Facility (millions)	2026	2025	2025
Limit	$275.0	$275.0	$275.0
Short-Term Borrowings Outstanding	159.4	117.5	169.7
Available	$115.6	$157.5	$105.3

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2026, September 30, 2025 and December 31, 2025, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

On June 30, 2026, the Company entered into an Amended and Restated senior unsecured delayed-draw term loan facility with the Bank of Nova Scotia, which amended and restated the previous facility entered into on October 31, 2025. Tranche A in the agreement equals the aggregate commitment of $86.0 million used to fund the acquisition of Maine Natural on October 31, 2025 and has a maturity date of October 31, 2026. As of September 30, 2026, the Company’s Tranche A borrowings outstanding were $42.5 million. Tranche B in the agreement equals the aggregate commitment of $50.0 million used to fund the acquisition of the Aquarion Water companies on June 30, 2026 and has a maturity date of June 30, 2027. As of September 30, 2026, the Company’s Tranche B borrowings outstanding were $42.6 million. The facility provides that the Company has an option for determining whether interest on loans under the facility will bear interest based on a Base Rate plus an applicable margin of 0.25% or based on a one-month Term SOFR plus a SOFR adjustment of 0.10% plus an applicable margin of 1.25%. The Base Rate is equal to the highest of the (a) Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by The Bank of Nova Scotia as its “prime rate,” or (c) one-month Term SOFR plus a SOFR adjustment of 0.10% plus 1.00%. On October 22, 2026, the Company repaid all outstanding amounts under the Credit Agreement, without premium or penalty. The Company may not reborrow any portion of the repaid amounts under the Credit Agreement.

On October 21, 2026, Maine Natural issued $40.0 million of Notes due 2031 at 5.95%. Maine Natural used the net proceeds to refinance existing debt and for general corporate purposes. Approximately $0.2 million of costs associated with this issuance will be recorded as a reduction of Long-Term Debt on the Consolidated Balance Sheet in the fourth quarter of 2026.

On October 14, 2026, Unitil Energy issued $30.0 million of Bonds due 2036 at 5.72% and $30.0 million of Bonds due 2038 at 5.87%. Unitil Energy used the net proceeds to refinance existing debt and for general corporate purposes. Approximately $0.4 million of costs associated with this issuance will be recorded as a reduction of Long-Term Debt on the Consolidated Balance Sheet in the fourth quarter of 2026.

On September 24, 2026, Unitil Corporation issued $27.0 million of Notes due 2031 at 5.42% and $33.0 million of Notes due 2036 at 5.79%. Unitil Corporation used the net proceeds to refinance existing debt and for general corporate purposes. Approximately $0.4 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt on the Consolidated Balance Sheet in the third quarter of 2026.

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

Unitil and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State currently are rated “BBB+,” and Bangor and Maine Natural are rated “BBB” by Standard & Poor’s Ratings Services. Unitil and Granite State currently are rated “Baa2,” and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody's Investors Services.

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

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the energy distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2026, there were $47.9 million of guarantees outstanding.

Northern Utilities and Bangor enter into asset management agreements under which Northern Utilities and Bangor release certain gas pipeline and storage assets, sell to an asset manager and subsequently repurchase the gas over the course of the gas heating season at the same price at which they sold the gas to the asset manager. There was $14.2 million of natural gas storage inventory and corresponding obligations at September 30, 2026 related to these asset management agreements.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Abenaki. As of September 30, 2026, the total principal amount outstanding for the Abenaki notes was $2.7 million.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil’s subsidiaries conduct a portion of their operations in leased facilities, and lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. As of September 30, 2026, there were $47.9 million of guarantees on certain energy and natural gas storage management contracts entered into by the energy distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

Critical Accounting Policies AND ESTIMATES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company sometimes is required to make difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgments, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of September 30, 2026, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2025. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2025 Annual Report on Form 10-K for additional information.

EMPLOYEES

As of September 30, 2026, the Company and its subsidiaries had 601 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

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

As of September 30, 2026, 195 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of September 30, 2026.

	Employees Covered	CBA Expiration
Unitil Energy	41	5/31/2028
Fitchburg	43	5/31/2027
Northern Utilities NH Division	36	5/31/2030
Northern Utilities ME Division	38	3/31/2027
Bangor	12	5/31/2031
Maine Natural	8	3/31/2027
Granite State	5	3/31/2027
AWC-NH	7	12/31/2026
Unitil Service	5	5/31/2028

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes or bonds bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the nine months ended September 30, 2026 and September 30, 2025 were 4.96% and 5.5%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2025 was 5.4%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues
Electric	$68.6	$64.3	$195.8	$175.5
Gas	40.9	36.8	247.6	199.0
Water	3.1	—	3.1	—
Total Operating Revenues	112.6	101.1	446.5	374.5
Operating Expenses
Cost of Electric Sales	33.8	31.2	99.8	89.1
Cost of Gas Sales	11.7	10.2	95.7	64.3
Operation and Maintenance	26.8	21.9	74.0	65.8
Depreciation and Amortization	24.8	22.2	72.3	65.7
Taxes Other Than Income Taxes	8.7	8.6	26.6	23.1
Total Operating Expenses	105.8	94.1	368.4	308.0
Operating Income	6.8	7.0	78.1	66.5
Interest Expense, Net	11.0	8.9	32.2	27.3
Other Expense (Income), Net	(1.0)	(0.3)	(1.8)	(0.9)
Income (Loss) Before Income Taxes	(3.2)	(1.6)	47.7	40.1
Provision for (Benefit from) Income Taxes	(1.7)	(1.3)	11.3	8.9
Net Income (Loss) Applicable to Common Shares	$(1.5)	$(0.3)	$36.4	$31.2
Earnings (Loss) Per Common Share – Basic and Diluted	$(0.08)	$(0.02)	$2.02	$1.89
Weighted Average Common Shares Outstanding – Basic and Diluted	18.1	17.0	18.0	16.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	September 30,		December 31,
	2026	2025	2025
ASSETS:
Current Assets:
Cash and Cash Equivalents	$12.9	$14.6	$15.6
Accounts Receivable, Net	71.2	63.6	98.6
Accrued Revenue	66.5	64.7	87.0
Exchange Gas Receivable	14.9	15.1	9.8
Gas Inventory	1.3	1.3	1.3
Materials and Supplies	15.4	14.8	15.4
Prepayments and Other	16.6	9.4	12.4
Total Current Assets	198.8	183.5	240.1
Utility Plant:
Electric	769.7	734.8	752.2
Gas	1,458.6	1,294.1	1,413.0
Water	60.1	—	—
Common	76.8	74.2	75.3
Construction Work in Progress	174.1	121.6	101.7
Utility Plant	2,539.3	2,224.7	2,342.2
Less: Accumulated Depreciation	582.5	541.8	543.7
Net Utility Plant	1,956.8	1,682.9	1,798.5
Other Noncurrent Assets:
Regulatory Assets	39.1	45.1	38.8
Operating Lease Right of Use Assets	5.9	6.8	7.0
Goodwill	6.8	1.6	4.3
Derivative Asset	28.4	—	14.9
Other Assets	40.5	24.8	30.6
Total Other Noncurrent Assets	120.7	78.3	95.6
TOTAL ASSETS	$2,276.3	$1,944.7	$2,134.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	September 30,		December 31,
	2026	2025	2025
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$47.2	$42.8	$62.9
Short-Term Debt	244.5	117.5	255.7
Long-Term Debt, Current Portion	8.8	34.9	37.9
Regulatory Liabilities	23.7	18.4	16.7
Energy Supply Obligations	16.6	17.0	11.6
Interest Payable	9.3	7.9	9.4
Environmental Obligations	0.8	0.8	0.8
Operating Lease Obligations	2.1	1.9	2.1
Taxes Payable	7.1	3.2	0.6
Other Current Liabilities	34.6	30.2	28.1
Total Current Liabilities	394.7	274.6	425.8
Noncurrent Liabilities:
Deferred Income Taxes, net	197.3	188.2	196.7
Cost of Removal Obligations	165.8	151.4	153.0
Regulatory Liabilities	82.3	52.2	64.1
Retirement Benefit Obligations	33.2	26.0	32.9
Environmental Obligations	7.5	8.0	7.3
Operating Lease Obligations	3.8	4.9	4.9
Other Noncurrent Liabilities	15.3	6.6	7.3
Total Noncurrent Liabilities	505.2	437.3	466.2
Capitalization:
Long-Term Debt, Less Current Portion	735.9	635.6	632.6
Stockholders’ Equity:
Common Equity (No par value, Authorized 25,000,000 shares; Outstanding 18,347,171, 17,899,410 and 17,919,191 Shares)	438.4	416.7	418.2
Retained Earnings	201.9	180.3	191.2
Total Common Stock Equity	640.3	597.0	609.4
Preferred Stock	0.2	0.2	0.2
Total Stockholders’ Equity	640.5	597.2	609.6
Total Capitalization	1,376.4	1,232.8	1,242.2
Commitments and Contingencies (Notes 7 & 8)
TOTAL LIABILITIES AND CAPITALIZATION	$2,276.3	$1,944.7	$2,134.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions) (UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net Income	$36.4	$31.2
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	72.3	65.7
Deferred Tax Provision	(1.7)	(0.3)
Changes in Working Capital Items:
Accounts Receivable	27.9	15.2
Accrued Revenue	20.9	17.4
Regulatory Liabilities	6.0	1.2
Exchange Gas Receivable	(5.1)	(8.7)
Accounts Payable	(16.4)	(12.0)
Other Changes in Working Capital Items	12.7	1.2
Deferred Regulatory and Other Charges	(9.2)	(7.8)
Other, net	(3.0)	6.8
Cash Provided by Operating Activities	140.8	109.9
Investing Activities:
Property, Plant and Equipment Additions	(144.4)	(127.4)
Acquisition of Businesses, Net of Cash Acquired	(42.6)	(71.4)
Cash Used in Investing Activities	(187.0)	(198.8)
Financing Activities:
Proceeds from (Repayment of) Short-Term Debt, net	(11.2)	11.7
Issuance of Long-Term Debt	100.0	32.0
Repayment of Long-Term Debt	(38.9)	(4.9)
Long-Term Debt Issuance costs	(0.8)	(0.2)
Net Increase (Decrease) in Exchange Gas Financing	4.9	7.2
Decrease in Capital Lease Obligations	(0.1)	—
Dividends Paid	(25.7)	(22.0)
Proceeds from Issuance of Common Stock	17.6	73.4
Construction Advances	(2.3)	—
Cash Provided by Financing Activities	43.5	97.2
Net Increase (Decrease) in Cash and Cash Equivalents	(2.7)	8.3
Cash and Cash Equivalents at Beginning of Period	15.6	6.3
Cash and Cash Equivalents at End of Period	$12.9	$14.6
Supplemental Cash Flow Information:
Interest Paid	$34.3	$30.2
Income Taxes Paid	$6.0	$4.9
Payments on Capital Leases	$0.2	$0.1
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$22.0	$11.4
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$—	$1.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended September 30, 2026
Balance at July 1, 2026	$431.5	$212.0	$643.5
Net Loss		(1.5)	(1.5)
Dividends ($0.475 per Common Share)		(8.6)	(8.6)
Stock Compensation Plans	0.7		0.7
Issuance of 121,207 Common Shares	6.2		6.2
Balance at September 30, 2026	$438.4	$201.9	$640.3
Three Months Ended September 30, 2025
Balance at July 1, 2025	$344.6	$188.0	$532.6
Net Loss		(0.3)	(0.3)
Dividends ($0.45 per Common Share)		(7.4)	(7.4)
Stock Compensation Plans	0.6		0.6
Issuance of 1,608,015 Common Shares	71.5		71.5
Balance at September 30, 2025	$416.7	$180.3	$597.0

	Common Equity	Retained Earnings	Total
Nine Months Ended September 30, 2026
Balance at January 1, 2026	$418.2	$191.2	$609.4
Net Income		36.4	36.4
Dividends ($1.425 per Common Share)		(25.7)	(25.7)
Stock Compensation Plans	2.6		2.6
Issuance of 344,906 Common Shares	17.6		17.6
Balance at September 30, 2026	$438.4	$201.9	$640.3
Nine Months Ended September 30, 2025
Balance at January 1, 2025	$341.2	$171.1	$512.3
Net Income		31.2	31.2
Dividends ($1.35 per Common Share)		(22.0)	(22.0)
Stock Compensation Plans	2.1		2.1
Issuance of 1,646,326 Common Shares	73.4		73.4
Balance at September 30, 2025	$416.7	$180.3	$597.0

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations - Unitil Corporation (Unitil or the Company) is a public utility holding company. Unitil and its electric and natural gas subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. The following companies are wholly owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (Unitil Energy), Fitchburg Gas and Electric Light Company (Fitchburg), Northern Utilities, Inc. (Northern Utilities), Bangor Natural Gas Company, (Bangor), Maine Natural Gas Corporation (Maine Natural), collectively the “energy distribution” utilities; Granite State Gas Transmission, Inc. (Granite State); Unitil Power Corp. (Unitil Power); Aquarion Water Company of New Hampshire, Inc. (AWC-NH), Abenaki Water Co., Inc. (Abenaki), collectively the “water distribution” utilities or the Aquarion Companies; Unitil Realty Corp. (Unitil Realty); Unitil Service Corp. (Unitil Service); Unitil Water Corp. (Unitil Water); and its non-regulated business unit Unitil Resources, Inc. (Unitil Resources).

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

Unitil also has four other wholly owned subsidiaries: Unitil Service, Unitil Realty, Unitil Water and Unitil Resources. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology, energy management and management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire and leases this facility to Unitil Service under a long-term lease arrangement. Unitil Realty also owns land in Kingston, New Hampshire, on which Unitil Energy’s solar facility is located. Unitil Water currently has no activity. Unitil Resources is the Company’s wholly owned non-regulated subsidiary, which currently does not have any activity.

Basis of Presentation - The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026. For additional information, refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (SEC) on February 9, 2026, for a description of the Company’s Basis of Presentation.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type:

	Three Months Ended September 30, 2026
Operating Revenues (millions)	Electric	Gas	Water	Total
Billed and Unbilled Revenue
Residential	$38.3	$11.0	$2.0	$51.3
Commercial and Industrial	31.5	20.4	1.0	52.9
Other	4.5	1.5	0.1	6.1
Total Billed and Unbilled Revenue	74.3	32.9	3.1	110.3
Rate Adjustment Mechanism Revenue	(5.7)	8.0	—	2.3
Total Operating Revenues	$68.6	$40.9	$3.1	$112.6

	Three Months Ended September 30, 2025
Operating Revenues (millions)	Electric	Gas	Water	Total
Billed and Unbilled Revenue
Residential	$33.6	$10.1	$—	$43.7
Commercial and Industrial	25.4	17.5	—	42.9
Other	2.6	1.4	—	4.0
Total Billed and Unbilled Revenue	61.6	29.0	—	90.6
Rate Adjustment Mechanism Revenue	2.7	7.8	—	10.5
Total Operating Revenues	$64.3	$36.8	$—	$101.1

	Nine Months Ended September 30, 2026
Operating Revenues (millions)	Electric	Gas	Water	Total
Billed and Unbilled Revenue
Residential	$104.4	$99.9	$2.0	$206.3
Commercial and Industrial	84.5	145.5	1.0	231.0
Other	17.6	8.3	0.1	26.0
Total Billed and Unbilled Revenue	206.5	253.7	3.1	463.3
Rate Adjustment Mechanism Revenue	(10.7)	(6.1)	—	(16.8)
Total Operating Revenues	$195.8	$247.6	$3.1	$446.5

	Nine Months Ended September 30, 2025
Operating Revenues (millions)	Electric	Gas	Water	Total
Billed and Unbilled Revenue
Residential	$90.2	$86.9	$—	$177.1
Commercial and Industrial	69.9	117.9	—	187.8
Other	9.3	11.3	—	20.6
Total Billed and Unbilled Revenue	169.4	216.1	—	385.5
Rate Adjustment Mechanism Revenue	6.1	(17.1)	—	(11.0)
Total Operating Revenues	$175.5	$199.0	$—	$374.5

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

There were no water revenues recognized for the three and nine months ended September 30, 2025 as the acquisitions of the AWC-NH and Abenaki closed on June 30, 2026. Please see Note 1 (Summary of Significant Accounting Policies: Acquisition of the Aquarion Water Companies) for additional details.

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

Cash and Cash Equivalents - Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries, Unitil Energy, Fitchburg and Unitil Power, are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of September 30, 2026, September 30, 2025 and December 31, 2025, the Unitil subsidiaries had deposited $9.4 million, $11.8 million and $8.5 million, respectively, to satisfy their ISO-NE obligations.

Allowance for Doubtful Accounts - The Company recognizes a provision for doubtful accounts that reflects the Company’s estimate of expected credit losses for utility service accounts receivable. The allowance for doubtful accounts is calculated by applying a historical loss rate to customer account balances, and reflects management’s assessment of current and expected economic conditions, customer trends, or other factors such as the extent and duration of any shutoff or collection moratoriums. The Company also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s energy distribution utilities which are under traditional cost of service regulation are authorized by regulators to recover the costs of the energy commodity portion of bad debts through rate mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with protected hardship accounts. Evaluating the adequacy of the allowance for doubtful accounts requires judgment about the assumptions used in the analysis. The Company’s experience has been that the assumptions used in evaluating the adequacy of the allowance for doubtful accounts have proven to be reasonably accurate.

The Allowance for Doubtful Accounts as of September 30, 2026, September 30, 2025 and December 31, 2025, was as follows:

	September 30,		December 31,
(millions)	2026	2025	2025
Allowance for Doubtful Accounts	$2.0	$1.2	$2.2

Accounts Receivable, Net includes $2.0 million, $1.2 million, and $2.1 million of the Allowance for Doubtful Accounts at September 30, 2026, September 30, 2025 and December 31, 2025, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes less than $0.1 million, less than $0.1 million and less than $0.1 million of the Allowance for Doubtful Accounts at September 30, 2026, September 30, 2025 and December 31, 2025, respectively.

Accrued Revenue - Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of September 30, 2026, September 30, 2025 and December 31, 2025:

	September 30,		December 31,
Accrued Revenue (millions)	2026	2025	2025
Regulatory Assets – Current	$62.8	$60.5	$78.1
Unbilled Revenues, net	3.7	4.2	8.9
Total Accrued Revenue	$66.5	$64.7	$87.0

Exchange Gas Receivable - Northern Utilities, Bangor and Fitchburg have gas exchange and storage agreements whereby gas purchases during the months of April through October are delivered to a third party. The third party delivers gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of September 30, 2026, September 30, 2025 and December 31, 2025:

	September 30,		December 31,
Exchange Gas Receivable (millions)	2026	2025	2025
Northern Utilities	$12.4	$12.8	$8.0
Bangor	1.8	1.6	1.3
Fitchburg	0.7	0.7	0.5
Total Exchange Gas Receivable	$14.9	$15.1	$9.8

Gas Inventory - The Company uses the weighted average cost methodology to value gas inventory. The following table shows the components of Gas Inventory as of September 30, 2026, September 30, 2025 and December 31, 2025:

	September 30,		December 31,
Gas Inventory (millions)	2026	2025	2025
Natural Gas	$0.4	$0.4	$0.4
Propane	0.4	0.4	0.4
Liquefied Natural Gas & Other	0.5	0.5	0.5
Total Gas Inventory	$1.3	$1.3	$1.3

Utility Plant - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost of additions consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of, is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At September 30, 2026, September 30, 2025 and December 31, 2025, the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations, were estimated to be $165.8 million, $151.4 million, and $153.0 million, respectively.

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

Regulatory Accounting - The Company’s principal business is the distribution of electricity, natural gas and water. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC, Northern Utilities is regulated by the Maine Public Utility Commission (MPUC) and NHPUC, Bangor and Maine Natural regulated by the MPUC and AWC-NH and Abenaki are regulated by the NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of September 30, 2026, September 30, 2025 and December 31, 2025, the Company has recorded $9.3 million, $8.0 million and $8.9 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	September 30,		December 31,
Regulatory Assets consist of the following (millions)	2026	2025	2025
Energy Supply and Other Rate Adjustment Mechanisms	$57.1	$55.4	$73.1
Retirement Benefits	13.1	19.1	14.6
Environmental	10.7	10.6	10.0
Deferred Storm Charges	3.7	7.5	6.0
Other Deferred Charges	17.3	13.0	13.2
Total Regulatory Assets	101.9	105.6	116.9
Less: Current Portion of Regulatory Assets(1)	62.8	60.5	78.1
Regulatory Assets – noncurrent	$39.1	$45.1	$38.8

(1)
Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Regulatory Liabilities consist of the following (millions)	2026	2025	2025
Income Taxes (Note 9)	$52.9	$48.8	$51.1
Rate Adjustment Mechanisms & Other	19.6	15.5	11.1
Derivative Assets	32.1	—	17.7
Retirement Benefits	1.4	6.3	0.9
Total Regulatory Liabilities	106.0	70.6	80.8
Less: Current Portion of Regulatory Liabilities	23.7	18.4	16.7
Regulatory Liabilities – noncurrent	$82.3	$52.2	$64.1

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Included in Regulatory Assets as of September 30, 2026 are $7.8 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

At September 30, 2026, September 30, 2025 and December 31, 2025, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, was $6.1 million, $6.1 million and $6.7 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	September 30,		December 31,
Fair Value of Marketable Securities (millions)	2026	2025	2025
Money Market Funds	$1.9	$1.8	$3.2
Fixed Income Funds	4.2	4.3	3.5
Total Marketable Securities	$6.1	$6.1	$6.7

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

At September 30, 2026, September 30, 2025 and December 31, 2025, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $4.7 million, $3.2 million and $3.5 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	September 30,		December 31,
Fair Value of Marketable Securities (millions)	2026	2025	2025
Equity Funds	$4.1	$2.9	$3.1
Fixed Income Funds	0.5	0.2	0.3
Money Market Funds	0.1	0.1	0.1
Total Marketable Securities	$4.7	$3.2	$3.5

Goodwill - As of September 30, 2026, the Company had recorded goodwill of $1.6 million for Bangor and $4.0 million for Maine Natural as a result of their acquisitions in 2025 and $1.2 million for AWC-NH and Abenaki as a result of their acquisitions on June 30, 2026. Goodwill is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs the annual impairment assessment of goodwill on November 1 for the gas and water reporting units. The Company generally uses a qualitative analysis assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment did not identify any triggering events that would indicate potential impairment of the reporting unit. Therefore, it was determined that the fair value of the reporting unit exceeded its carrying value and no goodwill impairments were recognized during the nine months ended September 30, 2026.

Energy Supply Obligations - The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) on the Company’s Consolidated Balance Sheets:

	September 30,		December 31,
Energy Supply Obligations (millions)	2026	2025	2025
Current:
Exchange Gas Obligation	$14.6	$14.4	$9.3
Renewable Energy Portfolio Standards	2.0	2.6	2.3
Total Energy Supply Obligations	$16.6	$17.0	$11.6

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

Recently Issued Pronouncements - In September 2025, the FASB issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” which amends the guidance in ASC 350-40, “Intangibles — Goodwill and Other — Internal-Use Software.” This ASU modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. This ASU is permitted to be applied prospectively, retrospectively or through a modified transition approach. The Company is currently evaluating the impact of these standards on its Consolidated Financial Statement disclosures.

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

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The goodwill related to Bangor is partially tax-deductible. The tax-deductible portion of goodwill is $0.4 million and is being amortized over 15 years.

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

During the second quarter of 2026, the Company recorded a $1.3 million net increase in goodwill resulting primarily from adjustments to regulatory liabilities during the measurement period.

In connection with this acquisition, the Company recorded $81.9 million of net utility plant, $8.4 million working capital, $4.0 million goodwill, $1.4 million noncurrent assets and $4.6 million noncurrent regulatory liabilities.

Goodwill represents the amount by which the purchase price exceeds the estimated fair value of the net assets acquired. The goodwill related to Maine Natural is partially tax-deductible. The tax-deductible portion of goodwill is $1.9 million and is being amortized over 15 years.

In connection with Unitil’s acquisition of Maine Natural, the Company entered into a Transition Service Agreement (TSA) dated October 31, 2025 between Maine Natural and Avangrid Service Company (Avangrid). Pursuant to the TSA, Avangrid will provide Maine Natural with certain services at cost, for up to 12 months, in order to continue the operations and maintenance of Maine Natural substantially consistent with past practices until Unitil has completed the successful transition. The Company has recorded $0.5 million of TSA costs for the nine months ended September 30, 2026.

Acquisition of the Aquarion Water Companies - On May 6, 2025, Unitil entered into a definitive agreement to acquire Aquarion Water Company of Massachusetts, Inc., Aquarion Water Company of New Hampshire, Inc., and Abenaki Water Co., Inc. from the Aquarion Water Authority (AWA), a quasi-public corporation and political subdivision of the State of Connecticut and a standalone, newly created water authority alongside the South Central Connecticut Regional Water Authority subject to certain closing adjustments. The aggregate enterprise value of the sale was approximately $100.0 million, which included approximately $70.0 million in cash and the assumption of approximately $30.0 million of debt. The transaction has been approved, subject to certain conditions, by the MDPU, the NHPUC and the MPUC.

On June 30, 2026, Unitil entered into Amendment No. 4 to Purchase and Sale Agreement (Amendment No. 4) by and between the Company, AWA and South Central Connecticut Regional Water Authority. Amendment No. 4, among other things, further amended the Purchase Agreement by limiting the entities that the Company would purchase from AWA under the Purchase Agreement to AWC-NH and Abenaki. Except as specifically modified and amended by Amendment No. 4, the Purchase Agreement remained unchanged.

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

Subsequent Events - The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements, except for the Maine Natural issuance of $40.0 million of notes on October 21, 2026, the Unitil Energy issuance of $60.0 million of bonds on October 14, 2026, the Company’s repayment of all outstanding amounts under the senior unsecured delayed-draw term loan facility on October 22, 2026, as disclosed in Note 4 (Debt and Financing Arrangements), and the sale of 200,000 shares under the at-the-market equity program, as disclosed in Note 5 (Equity).

Note 2 - Dividends Declared Per Share

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
10/28/26	11/30/26	11/13/26	$0.475
07/28/26	08/31/26	08/17/26	$0.475
04/29/26	05/29/26	05/14/26	$0.475
01/28/26	02/27/26	02/12/26	$0.475
10/29/25	11/28/25	11/13/25	$0.450
07/29/25	08/28/25	08/14/25	$0.450
04/30/25	05/30/25	05/15/25	$0.450
01/29/25	02/28/25	02/13/25	$0.450

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

Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and state capital regions of New Hampshire and the greater Fitchburg area of north central Massachusetts and the local distribution of natural gas in southeastern New Hampshire, portions of southern Maine to the Lewiston-Auburn area, portions of central Maine including Augusta and the Bangor area, and in the greater Fitchburg area of north central Massachusetts. Unitil has five energy distribution utility subsidiaries: Unitil Energy, which operates in New Hampshire; Fitchburg, which operates in Massachusetts; Northern Utilities, which operates in New Hampshire and Maine; Bangor, which operates in Maine; and Maine Natural, which operates in Maine. Unitil Energy and the electric division of Fitchburg are included in the electric segment. Northern Utilities, Bangor, Maine Natural and the gas division of Fitchburg are included in the gas segment. Unitil Energy, Fitchburg, Northern Utilities, Bangor and Maine Natural have a well-diversified customer mix and are not dependent on a single customer, or a few customers, for their electric and natural gas sales. Granite State is an interstate natural gas transmission pipeline company, operating 85 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State derives its revenues principally from the transmission services provided to Northern Utilities and, to a lesser extent, third-party marketers. Granite State is included in the utility gas operations segment. Unitil has two water distribution utility subsidiaries: including AWC-NH and Abenaki, which both operate in New Hampshire. The Company acquired AWC-NH and Abenaki on June 30, 2026, which was considered to be a new operating segment. Financial statement results were not considered material as a result of the acquisition of AWC-NH and Abenaki by Unitil and were not reported separately. Therefore, the results of the utility water operations segment is included in Other for the three and nine months ended September 30, 2026.

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

The following tables provide significant segment financial data for the three and nine months ended September 30, 2026 and September 30, 2025:

Three Months Ended September 30, 2026 (millions)	Electric	Gas	Total Reportable Segments	Other	Total
Total Operating Revenues	$68.6	$40.9	$109.5	$3.1	$112.6
Energy Supply Costs	33.8	11.7	45.5	—	45.5
Operation and Maintenance	10.1	14.4	24.5	2.3	26.8
Depreciation and Amortization	8.7	15.7	24.4	0.4	24.8
Other Segment Expenses (Income)	3.1	4.4	7.5	0.2	7.7
Interest Income	(0.9)	(1.0)	(1.9)	—	(1.9)
Interest Expense	4.0	6.7	10.7	2.2	12.9
Provision for Income Taxes	2.3	(3.4)	(1.1)	(0.6)	(1.7)
Net Income Attributable to Common Shares	7.5	(7.6)	(0.1)	(1.4)	(1.5)

Capital Expenditures	23.6	42.6	66.2	2.2	68.4

Three Months Ended September 30, 2025 (millions)	Electric	Gas	Total Reportable Segments	Other	Total
Total Operating Revenues	$64.3	$36.8	$101.1	$—	$101.1
Energy Supply Costs	31.2	10.2	41.4	—	41.4
Operation and Maintenance	9.6	11.8	21.4	0.5	21.9
Depreciation and Amortization	8.0	14.2	22.2	—	22.2
Other Segment Expenses (Income)	4.0	4.4	8.4	(0.1)	8.3
Interest Income	(0.9)	(1.0)	(1.9)	0.1	(1.8)
Interest Expense	3.8	6.4	10.2	0.5	10.7
Provision for Income Taxes	1.9	(2.7)	(0.8)	(0.5)	(1.3)
Net Income Attributable to Common Shares	6.7	(6.5)	0.2	(0.5)	(0.3)

Capital Expenditures	15.6	39.0	54.6	—	54.6

Nine Months Ended September 30, 2026 (millions)	Electric	Gas	Total Reportable Segments	Other	Total
Total Operating Revenues	$195.8	$247.6	$443.4	$3.1	$446.5
Energy Supply Costs	99.8	95.7	195.5	—	195.5
Operation and Maintenance	29.9	42.2	72.1	1.9	74.0
Depreciation and Amortization	25.6	46.3	71.9	0.4	72.3
Other Segment Expenses (Income)	10.7	13.9	24.6	0.2	24.8
Interest Income	(2.2)	(2.5)	(4.7)	(0.1)	(4.8)
Interest Expense	12.0	20.1	32.1	4.9	37.0
Provision for Income Taxes	4.5	8.0	12.5	(1.2)	11.3
Net Income Attributable to Common Shares	15.5	23.9	39.4	(3.0)	36.4

Segment Assets	787.4	1,392.6	2,180.0	96.3	2,276.3
Capital Expenditures	63.2	79.0	142.2	2.2	144.4

Nine Months Ended September 30, 2025 (millions)	Electric	Gas	Total Reportable Segments	Other	Total
Total Operating Revenues	$175.5	$199.0	$374.5	$—	$374.5
Energy Supply Costs	89.1	64.3	153.4	—	153.4
Operation and Maintenance	28.7	34.8	63.5	2.3	65.8
Depreciation and Amortization	23.7	42.0	65.7	—	65.7
Other Segment Expenses (Income)	9.4	13.1	22.5	(0.3)	22.2
Interest Income	(2.5)	(2.5)	(5.0)	0.1	(4.9)
Interest Expense	11.0	18.5	29.5	2.7	32.2
Provision for Income Taxes	3.0	7.3	10.3	(1.4)	8.9
Net Income Attributable to Common Shares	13.1	21.5	34.6	(3.4)	31.2

Segment Assets	699.8	1,210.5	1,910.3	34.4	1,944.7
Capital Expenditures	52.8	74.6	127.4	—	127.4

Note 4 - Debt AND FINANCING ARRANGEMENTS

Details on long-term debt at September 30, 2026, September 30, 2025 and December 31, 2025 are shown below:

	September 30,		December 31,
Long-Term Debt (millions)	2026	2025	2025
Unitil Corporation:
3.70% Senior Notes, Due August 1, 2026	$—	$30.0	$30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0	30.0
5.42% Senior Notes, Due September 24, 2031	27.0	—	—

	September 30,		December 31,
Long-Term Debt (millions)	2026	2025	2025
5.99% Senior Notes, Due August 21, 2034	20.0	20.0	20.0
5.79% Senior Notes, Due September 24, 2036	33.0	—	—
Unitil Energy First Mortgage Bonds:
6.96% Senior Secured Notes, Due September 1, 2028	—	6.0	6.0
8.00% Senior Secured Notes, Due May 1, 2031	7.5	9.0	9.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
5.69% Senior Secured Notes, Due August 21, 2054	40.0	40.0	40.0
Fitchburg:
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	3.6	4.8	4.8
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
5.70% Senior Notes, Due July 2, 2033	12.0	12.0	12.0
5.54% Senior Notes, Due August 21, 2034	12.5	12.5	12.5
5.62% Senior Notes, Due April 30, 2036	23.0	—	—
3.78% Senior Notes, Due September 15, 2040	27.5	27.5	27.5
5.87% Senior Notes, Due April 30, 2041	17.0	—	—
5.99% Senior Notes, Due August 21, 2044	12.5	12.5	12.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
5.96% Senior Notes, Due July 2, 2053	13.0	13.0	13.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
5.54% Senior Notes, Due August 21, 2034	25.0	25.0	25.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
5.74% Senior Notes, Due August 21, 2039	15.0	15.0	15.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Bangor:
5.70% Senior Notes, Due July 8, 2030	14.0	14.0	14.0
6.31% Senior Notes, Due July 8, 2035	18.0	18.0	18.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0
5.74% Senior Notes, Due August 21, 2034	10.0	10.0	10.0
AWC-NH:
5.72% Senior Secured Notes, Due June 1, 2028	11.0	—	—
Abenaki:
3.17% Senior Secured Notes, Due June 1, 2051	2.5	—	—
1.296% - 2.864% Senior Secured Notes, Due October 1, 2031 - May 1, 2045	0.2	—	—
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	3.3	3.6	3.5
Total Long-Term Debt	749.1	674.4	674.3
Less: Fair Market Value Adjustment for Debt Acquired in Acquisition	0.2	—	—
Less: Unamortized Debt Issuance Costs	4.2	3.9	3.8
Total Long-Term Debt, net	744.7	670.5	670.5
Less: Current Portion	8.8	34.9	37.9
Total Long-term Debt, Less Current Portion	$735.9	$635.6	$632.6

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

	September 30,		December 31,
Estimated Fair Value of Long-Term Debt (millions)	2026	2025	2025
Estimated Fair Value of Long-Term Debt	$669.7	$626.3	$623.4

On October 21, 2026, Maine Natural issued $40.0 million of Notes due 2031 at 5.95%. Maine Natural used the net proceeds to refinance existing debt and for general corporate purposes. Approximately $0.2 million of costs associated with this issuance will be recorded as a reduction of Long-Term Debt on the Consolidated Balance Sheet in the fourth quarter of 2026.

On October 14, 2026, Unitil Energy issued $30.0 million of Bonds due 2036 at 5.72% and $30.0 million of Bonds due 2038 at 5.87%. Unitil Energy used the net proceeds to refinance existing debt and for general corporate purposes. Approximately $0.4 million of costs associated with this issuance will be recorded as a reduction of Long-Term Debt on the Consolidated Balance Sheet in the fourth quarter of 2026.

On September 24, 2026, Unitil Corporation issued $27.0 million of Notes due 2031 at 5.42% and $33.0 million of Notes due 2036 at 5.79%. Unitil Corporation used the net proceeds to refinance existing debt and for general corporate purposes. Approximately $0.4 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt on the Consolidated Balance Sheet in the third quarter of 2026.

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

The Company accesses the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $326.9 million for the nine months ended September 30, 2026. Total gross repayments were $337.2 million for the nine months ended September 30, 2026. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30, 2026, September 30, 2025 and December 31, 2025:

	September 30,		December 31,
Revolving Credit Facility (millions)	2026	2025	2025
Limit	$275.0	$275.0	$275.0
Short-Term Borrowings Outstanding	159.4	117.5	169.7
Available	$115.6	$157.5	$105.3

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2026, September 30, 2025 and December 31, 2025, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

The average interest rates on all short-term borrowings and intercompany money pool transactions were 5.0% and 5.5% for the three months ended September 30, 2026 and September 30, 2025, respectively. The average interest rates on all short-term borrowings and intercompany money pool transactions were 5.0% and 5.5% for the nine months ended September 30, 2026 and September 30, 2025, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2025 was 5.4%.

On June 30, 2026, the Company entered into an Amended and Restated senior unsecured delayed-draw term loan facility with the Bank of Nova Scotia, which amended and restated the previous facility entered into on October 31, 2025. Tranche A in the agreement equals the aggregate commitment of $86.0 million used to fund the acquisition of Maine Natural on October 31, 2025 and has a maturity date of October 31, 2026. As of September 30, 2026, the Company’s Tranche A borrowings outstanding were $42.5 million. Tranche B in the agreement equals the aggregate commitment of $50.0 million used to fund the acquisition of the Aquarion Water companies on June 30, 2026 and has a maturity date of June 30, 2027. As of September 30, 2026, the Company’s Tranche B borrowings outstanding were $42.6 million. The facility provides that the Company has an option for determining whether interest on loans under the facility will bear interest based on a Base Rate plus an applicable margin of 0.25% or based on a one-month Term SOFR plus a SOFR adjustment of 0.10% plus an applicable margin of 1.25%. The Base Rate is equal to the highest of the (a) Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by The Bank of Nova Scotia as its “prime rate,” or (c) one-month Term SOFR plus a SOFR adjustment of 0.10% plus 1.00%. The facility has a maturity date of October 31, 2026. On October 22, 2026, the Company repaid all outstanding amounts under the Credit Agreement, without premium or penalty. The Company may not reborrow any portion of the repaid amounts under the Credit Agreement.

Northern Utilities and Bangor enter into asset management agreements under which Northern Utilities and Bangor release certain gas pipeline and storage assets, sell to an asset manager and subsequently repurchase the gas over the course of the gas heating season at the same price at which they sold the gas to the asset manager. There was $14.2 million of natural gas storage inventory and corresponding obligations at September 30, 2026 related to these asset management agreements.

Guarantees

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the energy distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2026, there were $47.9 million of guarantees outstanding.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Abenaki. As of September 30, 2026, the total principal amount outstanding for the Abenaki notes was $2.7 million.

Leases

Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the three months ended September 30, 2026 and September 30, 2025 amounted to $0.5 million and $0.6 million, respectively. Total rental expense under operating leases charged to operations for the nine months ended September 30, 2026 and September 30, 2025 amounted to $1.7 million and $1.7 million, respectively.

The balance sheet classification of the Company’s lease obligations was as follows:

	September 30,		December 31,
Lease Obligations (millions)	2026	2025	2025
Operating Lease Obligations:
Operating Lease Obligations (current portion)	$2.1	$1.9	$2.1
Operating Lease Obligations (long-term portion)	3.8	4.9	4.9
Total Operating Lease Obligations	5.9	6.8	7.0
Capital Lease Obligations:
Other Current Liabilities (current portion)	0.2	0.2	0.2
Other Noncurrent Liabilities (long-term portion)	0.3	0.3	0.4
Total Capital Lease Obligations	0.5	0.5	0.6
Total Lease Obligations	$6.4	$7.3	$7.6

Cash paid for amounts included in the measurement of operating lease obligations for the nine months ended September 30, 2026 and September 30, 2025 was $1.7 million and $1.7 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.

Assets under capital leases amounted to approximately $0.9 million, $0.8 million and $0.9 million as of September 30, 2026, September 30, 2025 and December 31, 2025, respectively, less accumulated amortization of $0.4 million, $0.3 million and $0.3 million, respectively, and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of September 30, 2026. The payments for operating leases consist of $2.1 million of current Operating Lease Obligations and $3.8 million of noncurrent Operating Lease Obligations on the Company’s Consolidated Balance Sheets as of September 30, 2026. The payments for capital leases consist of $0.2 million of current capital lease obligations, which are included in Other Current Liabilities and $0.3 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of September 30, 2026.

Lease Payments ($000’s)	Operating	Capital
Year Ending December 31,	Leases	Leases
Rest of 2026	$657	$50
2027	2,251	216
2028	1,663	112
2029	1,198	89
2030	478	42
2031 - 2035	161	—
Total Payments	6,408	509
Less: Interest	545	37
Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$5,863	$472

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of September 30, 2026, the weighted average remaining lease term was 3.3 years and the weighted average operating discount rate used to determine the operating lease obligations was 5.42%. As of September 30, 2025, the weighted average remaining lease term was 3.9 years and the weighted average operating discount rate used to determine the operating lease obligations was 5.3%.

Note 5 - equity

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 18,347,171, 17,899,410 and 17,919,191 shares of common stock outstanding at September 30, 2026, September 30, 2025 and December 31, 2025, respectively.

The following table summarizes the Company's common shares activity for the nine months ended September 30, 2026:

Common Stock	Shares
Shares as of December 31, 2025	17,919,191
Shares Issued - DRP	16,506
Shares Issued - ATM	328,400
Shares Issued - RSU Settlement	18,525
Shares Issued - Time Restricted	32,330
Shares Issued - Performance Restricted	33,150
Forfeited Shares - Time Restricted	—
Forfeited Shares - Performance Restricted	(931)
Shares as of September 30, 2026	18,347,171

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

During the nine months ended September 30, 2026, the Company sold 328,400 shares of common stock under the ATM program at an average price of $52.36 per share, resulting in gross proceeds of $17.2 million and net proceeds of $16.9 million after deducting commissions and offering expenses. During the year ended December 31, 2025, the Company sold 27,620 shares of common stock under the ATM program at an average price of $53.00 per share, resulting in gross proceeds of $1.5 million and net proceeds of $1.4 million after deducting commissions and offering expenses. As of September 30, 2026, $31.3 million remains available for future sales under the program. Subsequent to September 30, 2026, through the date of this filing the Company had sold an aggregate of 200,000 shares under the ATM program for net proceeds of $9.9 million, and approximately $21.3 million remains available for future issuance under the ATM program.

The Company intends to use the net proceeds from the ATM program for general corporate purposes, including capital contributions to the Company's utility subsidiaries, repayment of debt, acquisitions, capital expenditures and working capital, as described in the prospectus supplement relating to the ATM program.

Dividend Reinvestment and Stock Purchase Plan - During the first nine months of 2026, the Company sold 16,506 shares of its common stock, at an average price of $52.20 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $861,600. The DRP provides participants a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

The maximum number of shares available for awards to participants under the Stock Plan was 1,027,500 as of September 30, 2026. The maximum number of shares that may be awarded in any one calendar year to any one participant is 20,000. In the event of certain changes in capitalization of the Company, the Compensation Committee is authorized to make an equitable adjustment to the number and kind of shares of common stock that may be delivered under the Stock Plan and, in addition, may authorize and make an equitable adjustment to the Stock Plan’s annual individual award limit.

Time Restricted Shares

Outstanding awards of Time Restricted Shares fully vest over a period of four years at a rate of 25% each year. During the vesting period, dividends on Time Restricted Shares underlying the award may be credited to a participant’s account. The Company may deduct or withhold, or require a participant to remit to the Company, an amount sufficient to satisfy any taxes required by federal, state, or local law or regulation to be withheld with respect to any taxable event arising in connection with an award. Prior to the end of the vesting period, the Time Restricted Shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death, disability or retirement. Unitil has granted Time Restricted Shares prior to December 31, 2025 with non-forfeitable dividend rights, which are considered participating securities. Time Restricted Shares granted after January 1, 2026 have forfeitable dividend rights and are considered non-participating securities.

On January 27, 2026, there were 32,330 Time Restricted Shares issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.6 million. There were 24,703 and 17,883 non-vested Time Restricted Shares under the Stock Plan as of September 30, 2026 and 2025, respectively. The weighted average grant date fair value of these shares was $50.71 and $50.94 per share, respectively. The compensation expense associated with the issuance of Time Restricted Shares under the Stock Plan is recognized over the vesting period and was $1.8 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, there was approximately $1.3 million of total unrecognized compensation cost for Time Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.8 years. During the nine months ended September 30, 2026, there were zero Time Restricted Shares forfeited and zero Time Restricted Shares cancelled under the Stock Plan.

Performance Restricted Shares

Outstanding awards of Performance Restricted Shares vest after a performance period of three years based on the attainment of certain goals set by the Compensation Committee at the beginning of the performance period. If goals are met, awards of Performance Restricted Shares may vest fully; if goals are exceeded, awards of Performance Restricted Shares may vest fully and additional shares of common stock may be awarded; if goals are not met, a portion of the Performance Restricted Shares may vest and/or all or a portion of the Performance Restricted Shares may be forfeited. During the performance period, dividends on Performance Restricted Shares underlying the award may be credited to a participant’s account. The Company may deduct or withhold, or require a participant to remit to the Company, an amount sufficient to satisfy any taxes required by federal, state, or local law or regulation to be withheld with respect to any taxable event arising in connection with an award. Prior to the end of the performance period, the Performance Restricted Shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death, disability or retirement. Unitil has granted Performance Restricted Shares prior to December 31, 2025 with non-forfeitable dividend rights, which are considered participating securities. Performance Restricted Shares granted after January 1, 2026 have forfeitable dividend rights and are considered non-participating securities.

The Performance Restricted Shares issued in January 2023 were fully vested as of December 31, 2025. During the first quarter, an additional 820 shares were awarded due to exceeding certain goals and 931 shares were forfeited due to retirements. The compensation expense associated with the additional shares was less than $0.1 million and recorded in the first quarter of 2026.

On January 26, 2026, there were 32,330 Performance Restricted Shares issued under the Stock Plan with an aggregate market value of $1.6 million. There were 81,180 and 67,380 non-vested Performance Restricted Shares under the Stock Plan as of September 30, 2026 and 2025, respectively. The weighted average grant date fair value of these shares was $50.58 and $51.21 per share, respectively. The compensation expense associated with the issuance of Performance Restricted Shares under the Stock Plan is recognized over the vesting period and was $1.7 million and $0.9 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. At September 30, 2026, there was approximately $2.4 million of total unrecognized compensation cost for Performance Restricted Shares under the Stock Plan which is expected to be recognized over approximately 1.9 years. During the nine months ended September 30, 2026, there were zero Performance Restricted Shares forfeited, other than those disclosed above for the vested shares, and zero Performance Restricted Shares cancelled under the Stock Plan.

The Time Restricted Shares and Performance Restricted Shares unvested activity during the nine months ended September 30, 2026 in conjunction with the Stock Plan is presented in the following tables:

	Time Restricted Shares		Performance Restricted Shares
Participating Securities	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Restricted Shares as of December 31, 2025	17,883	$50.94	67,380	$51.21
Granted	—	$—	820	$51.83
Shares Issued	(6,460)	$49.89	(18,419)	$51.83
Forfeited	—	$—	(931)	$51.83
Restricted Shares as of September 30, 2026	11,423	$51.54	48,850	$50.97

	Time Restricted Shares		Performance Restricted Shares
Non-Participating Securities	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Restricted Shares as of December 31, 2025	—	$—	—	$—
Granted	32,330	$50.00	32,330	$50.00
Shares Issued	(19,050)	$50.00	—	$—
Forfeited	—	$—	—	$—
Restricted Shares as of September 30, 2026	13,280	$50.00	32,330	$50.00

Restricted Stock Units

Non-management members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units (RSU). RSUs earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The RSUs will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the RSUs. The equity and liability portions of RSUs activity during the nine months ended September 30, 2026 in conjunction with the Stock Plan is presented in the following table:

	(Equity Portion)		(Liability Portion)
Restricted Stock Units	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2025	36,052	$45.17	15,450	$48.44
Restricted Stock Units Granted	—	$—	—	$—
Dividend Equivalents Earned	656	$52.02	282	$52.02
Restricted Stock Units Settled	(18,525)	$44.43	(7,939)	$52.99
Restricted Stock Units as of September 30, 2026	18,183	$46.17	7,793	$50.76

There were 28,914 Restricted Stock Units outstanding as of September 30, 2025 with a weighted average stock price of $44.63. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2026, September 30, 2025 and December 31, 2025 is $0.4 million, $0.6 million and $0.7 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There were $0.2 million, or 1,727 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2026, September 30, 2025 and December 31, 2025. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and nine months ended September 30, 2026 and September 30, 2025, respectively.

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

The following table reconciles basic and diluted earnings per share:

	Three Months	Nine Months Ended
Earnings Per Share (millions, except shares and per share data)	September 30, 2026	September 30, 2026
Net Income	$(1.5)	$36.4
Less allocation of earnings and dividends to participating securities	—	0.2
Net income allocated to common shareholders	$(1.5)	$36.2

Weighted average common shares outstanding, gross	18,203,879	18,049,096
Less average participating securities	68,008	78,179
Weighted average number of shares outstanding used in the calculation of basic earnings per share	18,135,871	17,970,917
Add dilutive effect of:
Restricted stock and restricted stock units	—	1,535
Adjusted weighted average number of shares outstanding used in the calculation of diluted earnings per common share	18,135,871	17,972,452

Earnings per common share:
Basic	$(0.08)	$2.02
Diluted	$(0.08)	$2.02

NOTE 6 - DERIVATIVES

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

The fair value of the derivative was $32.1 million and $17.7 million as of September 30, 2026 and December 31, 2025, respectively, with $3.7 million and $2.8 million recorded in Prepayments and Other related to the current portion as of September 30, 2026 and December 31, 2025, respectively, and $28.4 million and $14.9 million in Other Noncurrent Assets related to the noncurrent portion as of September 30, 2026 and December 31, 2025, respectively. The Company has recorded corresponding Current and Noncurrent Regulatory Liabilities related to the fair value of the derivative. No derivative assets or liabilities were recognized as of September 30, 2025. The Company does not offset derivative assets and liabilities on the Company’s Consolidated Balance Sheets.

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

Note 7 - REgulatory Matters

Unitil’s Regulatory matters are described in Note 8 to the Financial Statements in Item 8 of Part II of Unitil Corporation’s Form 10-K for December 31, 2025 as filed with the Securities and Exchange Commission on February 9, 2026.

Rate Case Activity

Northern Utilities - Base Rates - Maine - On June 1, 2026, Northern Utilities’ Maine Division filed for an increase in distribution base rates with the MPUC. The Company is seeking an increase in base rates of approximately $10.4 million, or 7.4% above total annual revenue at present rates. The Company requested an effective date of June 1, 2027. This matter remains pending.

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

In addition to authorizing an increase to permanent distribution rates of approximately $13.0 million effective May 1, 2026, the settlement agreement included: (1) a proposed multi-year rate plan, including two annual Step Adjustments to rates on September 1, 2026 and September 1, 2027, to recover total prudent investments completed and placed into service in 2025 and 2026 respectively, subject to a cap 2.5% of the Company’s prior year total revenue; (2) a continuation of its revenue decoupling mechanism; (3) an update to the previously approved suite of proposed time of use rates including rates for electric vehicles; (4) resiliency programs to further the Company’s commitment to reliability; (5) an Arrearage Management Program for financial hardship customers; and (6) other rate design and tariff changes. This distribution base rate case reflects the Company’s operating costs and investments in utility plant for a test year ended December 31, 2024 as adjusted for known and measurable changes. The Order provides for an overall cost of capital of 9.32% including a 9.45% return on equity. The increase in permanent rates will be reconciled back to July 1, 2025, the effective date of temporary rates previously approved in this docket, which will begin to be recovered effective August 1, 2026. Unitil Energy recorded a net increase to pretax income of $1.7 million in the second quarter of 2026 reflecting the difference between the temporary and permanent rates.

On February 27, 2026, Unitil Energy filed a petition for its step adjustment effective September 1, 2026 requesting a revenue requirement increase of $3.2 million. The filing was approved by the NHPUC on August 28, 2026.

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

Fitchburg - Gas System Enhancement Program - Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan (GSEP) tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. Fitchburg’s forward-looking cumulative revenue requirement filed on October 31, 2025, requested recovery of approximately $5.4 million with an additional $1.0 million in prior deferrals for a total of approximately $6.4 million to be recovered. On April 30, 2026, the MDPU issued an order approving the filing for rates effective May 1, 2026. The MDPU reduced the revenue cap from 2.5 percent to 2.0 percent, which reduced the Company’s requested recovery of prior deferrals from $1.0 million to $0.7 million. On May 1, 2026, the Company submitted its final project documentation for projects completed in 2025 and requested recovery of the remaining deferral effective November 1, 2026. This matter remains pending. The Company filed its most recent forward-looking cumulative revenue requirement filing on October 30, 2026, requesting recovery of approximately $7.3 million through the Gas System Enhancement Adjustment Factors for effect May 1, 2027.

Granite State - Base Rates - On October 4, 2024, Granite State filed an uncontested rate settlement with the FERC which provides for an increase in annual revenues of $3.0 million, effective November 1, 2024. The Settlement Agreement permits the filing of limited Section 4 rate adjustments for capital cost projects eligible for cost recovery in 2025, 2026, and 2027, and sets forth an overall cap of $29.9 million on the capital costs recoverable under such filings. Under the Settlement Agreement, Granite State may not file a new general rate case earlier than April 30, 2028 with rates to be effective no earlier than September 1, 2028 based on a test year ending no earlier than December 31, 2027. On November 25, 2024, the FERC approved Granite State’s filing. As authorized by the Settlement Agreement, on July 29, 2025, Granite State filed a limited Section 4 rate adjustment for an annual revenue increase of $1.2 million, effective September 1, 2025. On August 13, 2025, the FERC approved this filing. Granite State filed its second limited Section 4 rate adjustment on July 30, 2026 for an annual revenue increase of $1.3 million, effective September 1, 2026. The filing was approved by FERC on August 18, 2026.

Other Matters

Massachusetts Inquiry into Gas and Electric Delivery Charge and Bill Redesign - On December 15, 2025, the MDPU opened an investigation to conduct a comprehensive review of gas and electric delivery rates and charges with the aims of containing customer costs, reducing utility bill volatility, and increasing utility bill transparency and accessibility. As directed, on February 13, 2026, each Distribution Company submitted a report including certain requested information regarding delivery related reconciling mechanisms and costs. Written comments from the Distribution Companies and other interested stakeholders responding to a list of questions regarding delivery related reconciling charges were filed on April 14, 2026. Public comments were filed on April 30, 2026. Reply comments were filed on May 14, 2026. The gas and electric utilities filed a reporting template for cost and rate information on July 31, 2026. Stakeholder comments were filed in August 2026. A technical session was held on October 15, 2026 to discuss how the value of net metering credits and the associated bill impacts to electric customers in Massachusetts compare to similar programs in other jurisdictions and whether the value of the net metering credit should be adjusted, to the extent possible under the MDPU’s existing authority.

Massachusetts Inquiry into Energy Burden with a Focus on Energy Affordability for Residential Ratepayers - After investigation, on February 17, 2026, the Department issued an Order requiring that the gas and electric Distribution Companies implement tiered discount rates for low-income customers no later than November 1, 2026 (DPU 24-15). There are six income tiers with the level of the discount based on achieving a target energy burden. The Distribution Companies made compliance filings on April 17, 2026 (subsequently revised on June 15). On June 30, 2026, the MDPU issued its Phase II order, providing directives regarding discount eligibility, income verification, reporting and metrics, and tariff changes, among other issues.

On September 25, 2026, the Department issued a “Phase III” Order establishing a marketing, education, and outreach framework for the Distribution Companies to follow to reach underserved customers, educate community-based organizations and community action agencies about the rates, and to clearly communicate the availability of discount rates for households in need of assistance. This matter remains pending.

Massachusetts Inquiry Into Time-Varying Rates - On June 30, 2026, the MDPU opened an inquiry (DPU 26-62) into the design and implementation of time-varying rates. On August 31, 2026, as directed by the MDPU, the EDCs submitted certain information and stakeholders responded to a series of questions. Discovery is ongoing. Technical Conferences were held on October 21-22, 2026. The MDPU also directed the EDCs to develop and submit a joint marketing, education, and outreach plan, however the deadline has not yet been established.

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

On April 1, 2025, Fitchburg filed its first CCP. The Company’s plan presents a portfolio of initiatives that will help the Commonwealth meet its decarbonization goals over the next five-to-ten years, while maintaining a focus on customers’ long-term interests in safety, reliability, affordability, and equity. Fitchburg also filed a model CCP Tariff to establish a cost recovery mechanism for the development and implementation of the CCP, including costs associated with assessing and implementing NPAs. Hearings occurred in early March 2026. This matter remains pending.

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

Fitchburg - Electric Sector Modernization Plan - Pursuant to M.G.L. c. 164 § 92B, Fitchburg submitted a draft Electric Sector Modernization Plan (ESMP) to the statutorily created Massachusetts Grid Modernization Advisory Council (Council) for the Council’s review, input, and recommendations. The ESMP is a plan intended to upgrade the Company’s distribution system to enable and accommodate increased distributed energy resources (DERs) and electrification technologies, improve grid reliability and resiliency, and assist the Commonwealth in achieving climate goals, among other objectives. On August 29, 2024, the MDPU issued a final order approving the Company’s ESMP. On September 30, 2026, the Company submitted its most recent Biannual Report summarizing its progress on ESMP investments.

Following a stakeholder process related to long term system planning, Fitchburg and other EDCs submitted a draft Long-Term System Planning Proposal (LTSPP) for MDPU review and approval. On December 16, 2025, the MDPU issued an Order establishing a phased approach to investigate the LTSPP jointly proposed by the electric distribution companies and stakeholders. The MDPU intends to establish a uniform LTSPP for the Distribution Companies to proactively upgrade their respective electric power systems to enable increased, timely interconnection of new distributed generation (DG), which will support the Commonwealth’s energy and climate policies. To expedite the cost-effective deployment and interconnection of DG, Phase I will focus on the establishment of a framework for the LTSPP and other necessary elements for the Distribution Companies to make the first LTSPP filings. The MDPU will investigate additional topics in Phase II, in parallel with Phase I, to ensure effective LTSPP implementation following the MDPU’s review of proposed LTSPP investments. Fitchburg and the other Massachusetts EDCs submitted joint Phase I initial testimony in support of their LTSPP proposal on April 10, 2026. Discovery and additional testimonies were filed in May and June, and the EDCs filed a revised LTSPP Framework and Model Tariff on July 22, 2026. The Department conducted a hearing on July 30, 2026. This matter remains pending.

Fitchburg - Electric Vehicle (EV) Proceedings - On December 31, 2025, Fitchburg submitted to the MDPU a petition for approval of a right-of-way and pole-mounted electric vehicle supply equipment (EVSE) proposal as required by the 2024 Climate Act (Chapter 239, Section 134 of the Acts of 2024). The Company proposes to leverage the program modifications approved on October 17, 2025 to continue to promote public EVSE through its currently approved EV program, which will extend through 2027. The filing was approved by the MDPU on July 29, 2026.

Maine Natural – Cost Recovery Associated with IRS Normalization - On June 4, 2026, Maine Natural requested recovery of the deferred costs agreed to in the May 19, 2025 Stipulation in Docket No. 2025-00060. The Stipulation permitted Maine Natural to defer and recover over a three-year period the cost of the tax benefit that the customers received but did not fund totaling $2.8 million, including carrying costs. Maine Natural has proposed that the annual recovery of $0.9 million become effective September 1, 2026. The filing was approved by the MPUC on August 11, 2026.

Unitil Corporation – Merger of Aquarion Water Companies - On May 6, 2025, Unitil announced that it had entered into a definitive agreement to acquire Aquarion Water Company of Massachusetts Inc., Aquarion Water Company of New Hampshire, Inc., and Abenaki Water Co., Inc. from the Aquarion Water Authority (AWA), a quasi-public corporation chartered by the Connecticut General Assembly in 2024 to acquire Aquarion and to operate as a water authority. Unitil’s acquisition of the Aquarion Companies was contingent upon the initial sale of Aquarion by Eversource Energy (Eversource) to the AWA (Initial Transaction), which then simultaneously conveyed the Aquarion Companies to Unitil. On March 25, 2026, PURA issued a Final Decision approving the application.

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

Maine Inquiry Into the Future of Gas - On May 13, 2025, the MPUC initiated an inquiry to explore the implications of Maine’s decarbonization goals for natural gas utilities and their customers and solicit information from stakeholders. Specifically, the MPUC opened the inquiry with the goal of: 1) developing a consistent methodology or framework to incorporate and evaluate the GHG emissions impact in the MPUC’s decision-making around gas infrastructure investments and contractual commitments for supply or capacity needed to serve customers; 2) evaluating the consistency of these investments with state goals; and 3) assisting in evaluation of a broader path for the future of natural gas in Maine. Initial comments on the scope of the inquiry were submitted on June 17, 2025. On December 18, 2025, the MPUC issued a Procedural Order scheduling a workshop on January 21, 2026 to explore issues raised in comments. The Company submitted a second round of comments on March 20, 2026. On August 6, 2026, the MPUC Staff issued a straw proposal setting forth a proposed framework / guidelines representing minimum filing requirements for certain utility filings to “provide the Commission with the necessary information to consider GHG emissions in natural gas decisions.” Northern Utilities, Maine Natural, Bangor, and Granite State submitted comments on the straw proposal on September 4, 2026. This matter remains pending.

Reconciliation Filings - Fitchburg, Unitil Energy, Northern Utilities, Bangor, Maine Natural, AWC-NH and Abenaki each have a number of regulatory reconciling accounts that require annual or semi-annual filings with the MDPU, NHPUC and MPUC, respectively, to reconcile revenues and costs, and to seek approval of any rate changes. Fitchburg, Unitil Energy, Northern Utilities, Bangor, Maine Natural, AWC-NH and Abenaki have been, and remain in full compliance with all directives and orders regarding these filings. The Company considers these to be routine regulatory proceedings, and there are no material issues outstanding.

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

The EDCs issued the RFP for Section 83D Long-Term Contracts in March 2017, and transmission service agreements with NECEC Transmission LLC and power purchase agreements (PPAs) for 9,554,940 MWh annually of hydroelectric generation and associated environmental attributes with Hydro-Quebec Energy Services (U.S.), Inc. (together, the NECEC project) over a 20-year period, were filed for approval by the MDPU in July 2018. The MDPU approved the agreements in June 2019, including the EDCs’ proposal to sell the energy procured under the contract into the ISO-NE wholesale market and to credit or charge the difference between the contract costs and the ISO-NE market revenue to customers. The MDPU also approved the EDCs’ request for remuneration equal to 2.75% of the contract payments, as well as the EDCs’ proposal to recover costs associated with the contracts. The NECEC project achieved commercial operation on January 16, 2026. Lawsuits were filed in US District Court by both the EDCs and HQUS on September 8, 2026, regarding the criteria for Force Majeure and the operation of the contracts with regard to Cover Damages and netting of payments.

The EDCs issued the first RFP for offshore wind energy generation pursuant to Section 83C in June 2017. In July 2018, the EDCs filed two long-term PPAs with Vineyard Wind, each for 400 MW for approval by the MDPU. In April 2019, the MDPU approved the offshore wind PPAs, including similar requirements for the EDCs to sell the energy procured and credit or charge net costs to customers including EDC remuneration of 2.75%. Vineyard Wind achieved commercial operation for both Facilities on April 24, 2026, at less than 100 percent of the project's full 800MW capacity. The developer continues to make progress on construction and expects to achieve 98% of nameplate capacity in 2026 and full commercial operation in early 2027.

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

In December 2024, the Massachusetts Legislature approved “An Act promoting a clean energy grid, advancing equity, and protecting ratepayers” which among other provisions, extends the period for long-term renewable contracts up to 30 years and directs the EDCs, under a new Section 83E, to “jointly and competitively solicit proposals for energy storage systems and enter into cost-effective long-term contracts equal to, in the aggregate, approximately 5,000 megawatts of energy storage systems not later than July 31, 2030.” Pursuant to Section 83E, the EDCs jointly issued the first RFP for energy storage systems (ESS) in July 2025 seeking environmental attributes associated with approximately 1,500 MW of mid-duration energy storage systems. In December 2025, the DOER selected a portfolio of battery energy storage projects that total 1,268 MW. On July 2, 2026, the EDCs filed long-term contracts for three of the four selected storage projects with the MDPU for approval. One project paused negotiations with the EDCs in order to assess the cost impacts of the most recent ISO-NE Cluster Study results and that project will not be moving forward with a Round 1 contract. Final DPU orders are pending. A second RFP under Section 83E was released on July 31, 2026 for environmental attributes associated with approximately 1,000 MW of energy storage. Bids were received on October 8, 2026. Fitchburg’s pro rata share of the contracts resulting from these procurements is approximately one percent.

Pursuant to Section 82 of Chapter 179 of the Acts of 2022 (An Act driving clean energy and offshore wind), the DOER is authorized to coordinate with other New England states issuing competitive solicitations for long-term clean energy generation, including nuclear power generation, associated environmental attributes, transmission or capacity for the benefit of residents of the Commonwealth and the region. If the DOER, in consultation with the EDCs and the office of the Attorney General, determines not later than December 31, 2027, that a project would satisfy the benefits listed in Section 82, the DOER may direct the EDCs to enter into cost-effective long-term contracts. The DOER and the EDCs are currently engaging with Maine and other New England states to consider participating in procurements issued by Maine and Connecticut to potentially procure environmental attributes, energy, or transmission. On September 10, 2025, Connecticut issued an Expedited Zero Carbon RRP for advanced stage solar, wind, and co-located storage projects with bids due on October 10, 2025. DOER, in consultation with the EDCs, evaluated the bids under the Section 82 beneficial determination criteria and they selected two projects for Massachusetts to enter into long-term contracts for up to 100% of the energy and RECs. On January 30, 2026, Connecticut issued its 2026 Zero Carbon RFP for nuclear, hydropower, solar, onshore wind, and paired/co-located storage. DOER selected one solar project for the EDCs to enter into long-term contracts. Negotiations with all developers are underway. Fitchburg’s pro rata share of the contracts resulting from the Section 82 procurements is approximately one percent.

The Maine PUC issued its Northern Maine Renewable Energy Development RFP on December 19, 2025. After DOER and the EDCs assessed the transmission and renewable generation bids received, DOER decided not to select any generation projects, but will support the transmission development project selected by the ME PUC. This will not require the EDCs to enter into a contract. Transmission costs will be via a shared agreement among participating New England states, which includes all but New Hampshire.

FERC Transmission Formula Rate Proceedings - Pursuant to Section 206 of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (ROE) component of the ISO-New England, Inc. Participating Transmission Owners’ (PTOs) Regional Network Service and Local Network Service formula rates. In August 2013, FERC had found that the Transmission Owners' existing ROE was unlawful, and set a new ROE. On April 14, 2017, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating and remanding FERC’s decision, finding that FERC had failed to articulate a satisfactory explanation for its orders. The ROE set in the vacated order was to remain in place until FERC took further action. On November 21, 2019, the FERC issued an order in EL14-12, Midcontinent Independent System Operator ROE, in which FERC outlined a new methodology for calculating the ROE. The New England Transmission Owners (NETOs) thereafter filed a motion to reopen the record in their pending ROE dockets, which was granted. On March 19, 2026, the FERC issued Opinion No. 594 in Docket No. EL 11-66 reducing the ROE from 10.57% to 9.57% effective October 1, 2011 and established refund periods of October 1, 2011 to December 31, 2012 and October 16, 2014 to March 19, 2026. Fitchburg recorded a charge of $0.9 million in the first quarter of 2026 related to the refund periods. A ROE of 9.57% will be used to calculate transmission revenue requirements effective for the remainder of 2026 and going forward.

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

Note 8 - eNVIRONMENTAL MATTERS

Unitil’s Environmental matters are described in Note 8 to the Financial Statements in Item 8 of Part II of Unitil Corporation’s Form 10-K for December 31, 2025 as filed with the Securities and Exchange Commission on February 9, 2026.

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of September 30, 2026, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material effect on the Company’s consolidated financial position or results of operations.

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

In May 2024, the NH DES requested additional information in connection with the Company’s December 2022 remedial action plan (RAP), regarding groundwater contaminants at the Rochester site. In anticipation of the NH DES approval of one of the RAP alternatives and subsequent request for project design, the Company has accrued $5.9 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. Due to extended regulatory review time periods, Northern Utilities anticipates the commencement of remediation activities in 2027.

In September 2026, the NH DES directed the Company to develop a RAP and submit a completion report for the previous and remaining removals of MGP residuals within the Town of Exeter’s sewer siphon system beneath the Swampscott River, which terminates within the groundwater management zone (GMZ) at the Exeter site. Although the majority of this work was completed earlier in 2026, the Town of Exeter requested the NH DES review the completed and remaining remediation activities. The NH DES concluded that the completed remediation activities complied with existing regulatory requirements.

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

Fitchburg’s Manufactured Gas Plant Site - Fitchburg has worked with the Massachusetts Department of Environmental Protection (Mass DEP) to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring continues. Following submittal of the Immediate Response Action (IRA) plan in October 2023, and an update in November 2024, the Mass DEP, in May 2025, concurred with the proposed limited excavation and armoring of the riverbank at the identified seep area. Fitchburg has accrued $400,000 for estimated costs to complete the remediation at the Sawyer Passway site, which is included in Environmental Obligations on the Company’s Consolidated Balance Sheets. The Company has determined that the high end of the range of reasonably possible remediation costs for the Sawyer Passway site could be $3.7 million based on remediation alternatives. Fitchburg anticipates the commencement of the remediation activity in November 2026.

Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.

Unitil Energy - Kensington Distribution Operations Center - Unitil Energy conducted a Phase I and II supplement environmental site assessment (ESA) in the second quarter of 2021 at its former distribution operations center in Kensington, NH. In November 2025, the NH DES requested additional investigation to further refine the Supplemental Site Investigation (SSI) submitted in June 2023, as well as develop a RAP based upon reported observations. Unitil Energy anticipates the commencement of remediation activities in late 2027, following RAP approval by the NH DES. In its most recent rate case, Unitil Energy received approval from the NHPUC to create a regulatory asset for the remediation costs.

In July 2026, the NH DES directed Unitil Energy to develop and implement a per- and polyfluoroalkyl substances (PFAS) sampling plan for private water supply wells for neighboring properties. In September 2026, Unitil Energy coordinated via a public hearing with the Town of Kensington officials, concerned residents, and elected state representatives about the results and next steps of the ongoing investigation and PFAS sampling plan.

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the nine months ended September 30, 2026 and 2025:

	September 30,
Environmental Obligations (millions)	2026	2025
Total Balance at Beginning of Period	$8.1	$7.8
Additions	0.9	1.5
Less: Payments / Reductions	0.7	0.5
Total Balance at End of Period	8.3	8.8
Less: Current Portion	0.8	0.8
Noncurrent Balance at End of Period	$7.5	$8.0

Note 9 - INCOME TAXES

In December 2023, the FASB issued ASU 2023-09 – Income taxes: Improvements to Income Tax Disclosures which includes amendments that further enhance income tax disclosures and income taxes paid by individual jurisdiction. The Company adopted ASU 2023-09 as of December 31, 2025 on a prospective basis. The following table presents the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate for the nine months ended September 30, 2026:

	For the Nine Months Ended September 30, 2026
(Dollars in thousands)	Amount	Rate
U.S. Federal Statutory Tax Rate	$9,994	21.0%
State Income Taxes, net of Federal Income Tax	3,029	6.3%
Production Tax Credit	(234)	(0.5)%
Nontaxable and Nondeductible Items
Regulatory Amortization of Excess ADIT	(1,731)	(3.6)%
Other	201	0.4%
Income Tax Expense and Effective Income Tax Rate	$11,259	23.6%

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table for the nine months ended September 30, 2025:

For the Nine Months Ended September 30, 2025
Statutory Federal Income Tax Rate	21%
Income Tax Effects of:
State Income Taxes, net	6
Utility Plant Differences	(6)
Other, net	1
Effective Income Tax Rate	22%

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

In August 2025, Unitil Corporation received notice that its Federal Income Tax return filing for the year ending December 31, 2023 is under examination by the IRS. The Company received a letter from the IRS in September 2026 stating that the examination was complete and no changes would be made to the reported tax year. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2025; December 31, 2024; and December 31, 2023.

Income tax filings for the year ended December 31, 2025 have been filed with the IRS. The remaining income tax filings will be filed by November 15, 2026 with the Massachusetts Department of Revenue, the Maine Revenue Service, the Florida Department of Revenue and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2025, which were filed with the IRS in October 2026, the Company utilized federal Net Operating Loss Carryforward (NOLC) assets of $9.9 million and $0.9 million of federal tax credit carryforward. As of December 31, 2025, the Company has fully utilized all NOLC and federal tax credits available. In addition, at December 31, 2025, the Company had $1.8 million of cumulative state tax credit carryforwards to offset future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2027.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA provided permanent and limited modifications to many provisions that had expired or would soon expire as well as eliminating many green energy provisions. The Company does not expect that the OBBBA will have a material effect on the Company's Consolidated Financial Statements.

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction of the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) and recorded a net liability at December 31, 2017. The Company expects to flow back the excess ADIT to customers through utility base rates. The benefit of protected excess ADIT amounts will be subject to flow back to customers in utility rates according to the Average Rate Assumption Method (ARAM). As of September 30, 2026, the Company has a Regulatory Liability of $38.6 million recorded and has flowed back $15.5 million to customers in its Massachusetts, Maine, New Hampshire and federal jurisdictions.

Note 10 - Retirement Benefit obligations

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

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
For the Three Months Ended September 30,	2026	2025	2026	2025	2026	2025
Service Cost	$413	$436	$517	$502	$44	$39
Interest Cost	2,055	2,016	1,177	992	173	172
Expected Return on Plan Assets	(2,944)	(2,624)	(1,258)	(1,086)	—	—
Prior Service Cost Amortization	92	63	1	—	—	3
Actuarial Loss Amortization	82	320	(57)	(187)	—	(54)
Sub-total	(302)	211	380	221	217	160
Amounts Capitalized and Deferred	226	6	(164)	(64)	(67)	(51)
Net Periodic Benefit Cost Recognized	$(76)	$217	$216	$157	$150	$109

	Pension Plan		PBOP Plan		SERP
For the Nine Months Ended September 30,	2026	2025	2026	2025	2026	2025
Service Cost	$1,222	$1,308	$1,553	$1,505	$133	$118
Interest Cost	6,064	6,048	3,503	2,976	520	516
Expected Return on Plan Assets	(8,663)	(7,873)	(3,679)	(3,257)	—	—
Prior Service Cost Amortization	276	191	1	—	—	7
Actuarial Loss Amortization	247	958	(98)	(561)	—	(161)
Sub-total	(854)	632	1,280	663	653	480
Amounts Capitalized and Deferred	810	141	(390)	(98)	(203)	(152)
Net Periodic Benefit Cost Recognized	$(44)	$773	$890	$565	$450	$328

Employer Contributions

As of September 30, 2026, the Company had made contributions of $2.3 million and $0.9 million to its Pension Plan and PBOP Plan, respectively, in 2026. The Company, along with its subsidiaries, expects to make contributions to its Pension and PBOP Plans in 2026 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of September 30, 2026, the Company had made $0.5 million of benefit payments under the SERP Plan in 2026. The Company presently anticipates making an additional $0.2 million of benefit payments under the SERP Plan in 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Commodity Price Risk” sections of Part II, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report (above).

Item 4. Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2026. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of September 30, 2026 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

The Company entered the water sector through the acquisition of AWC-NH and Abenaki in 2026. As noted above in the Cautionary Statements, water businesses are subject to a number of risks. Although the water businesses are not currently expected to materially contribute to the results of operations for Unitil, these businesses are subject to risks that could adversely affect their results of operations including: environmental, water quality and health and safety laws and regulations; limitations of water supplies; conservation efforts by customers; contamination of water supplies, including water service provided to customers; and failure of the water network. Significant losses, liabilities, or impairments arising from these businesses may adversely affect Unitil's financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company for the fiscal period ended September 30, 2026.

Issuer Purchases of Equity Securities

There were no purchases of equity securities by the Company for the fiscal period ended September 30, 2026.

Item 5. Other Information

(a) On November 2, 2026, the Company issued a press release announcing its results of operations for the three and nine-month periods ended September 30, 2026. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

(b) During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted or terminated a Rule10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K promulgated under the Securities Exchange Act of 1934) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Securities Exchange Act of 1934).

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference*

4.1 (1)	Note Purchase Agreement dated September 24, 2026 by and among Unitil Corporation and the several purchasers named therein.	Exhibit 4.1 to Form 8-K for September 24, 2026 (SEC File No. 1-8858)

4.2	5.42% Senior Note, Series 2026A, due September 24, 2031, issued by Unitil Corporation to CoBank ACB	Exhibit 4.2 to Form 8-K for September 24, 2026 (SEC File No. 1-8858)

4.3	5.79% Senior Note, Series 2026B, due September 24, 2036, issued by Unitil Corporation to Thrivent Financial for Lutherans	Exhibit 4.3 to Form 8-K for September 24, 2026 (SEC File No. 1-8858)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated November 2, 2026 Announcing Earnings for the Quarter Ended September 30, 2026.	Furnished herewith

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

* The exhibits referred to in this column by specific designations and dates have heretofore been filed with or furnished to the Securities and Exchange Commission under such designations and are hereby incorporated by reference.

(1) In accordance with Item 601(a)(5) of Regulation S-K, this exhibit omits certain of its schedules and exhibits. This exhibit’s table of contents includes a brief description of the subject matter of all of its schedules and exhibits, including the omitted schedules and exhibits. Unitil Corporation acknowledges that it must provide a copy of any omitted schedules or exhibits to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: November 2, 2026	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Financial Officer

Date: November 2, 2026	/s/ Todd R. Diggins
Todd R. Diggins
Chief Accounting Officer